Form 10-Q
period 1996-03-31
COMPUTERVISION CORP /DE/
filed 1996-05-14
CIK 80285

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.  20549

                             __________

                             FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 1-7760/0-20290


                      Computervision Corporation
         (Exact name of registrant as specified in its charter)


Delaware				04-2491912

(State or other jurisdiction of		(I.R.S. employer
incorporation or organization)		identification no.)


100 Crosby Drive, Bedford, Massachusetts 01730
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (617) 275-1800

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X    No

At May 10, 1996 the registrant had outstanding an aggregate of 63,189,351 shares of its Common Stock, $.01 par value.

			Computervision Corporation

				INDEX

PART I.  FINANCIAL INFORMATION                               Page
Consolidated Balance Sheets at December 31, 1995 and
March 31, 1996 (Unaudited)                                      3

Consolidated Statements of Operations (Unaudited) for the
Three Months Ended April 2, 1995 and March 31, 1996             4

Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended April 2, 1995 and March 31, 1996             5

Notes to Consolidated Financial Statements (Unaudited)          6-7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8-9

Review by Independent Public Accountants                        10

Report on Review by Independent Public Accountants              11


PART II.  OTHER INFORMATION                                     12

Signatures                                                      13

EXHIBIT INDEX                                                   14


                          COMPUTERVISION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    (Unaudited)
                                                  December 31,       March 31,
ASSETS                                                    1995            1996
CURRENT ASSETS
    Cash and cash equivalents                          $50,979         $35,329
    Accounts receivable, less allowance for
    doubtful accounts of $3,623 and $3,437,
    respectively                                        92,271          97,980
    Current deferred income taxes                       16,444          16,327
    Prepaid expenses and other current assets           18,003          22,082
        TOTAL CURRENT ASSETS                           177,697         171,718

PROPERTY AND EQUIPMENT, NET                             49,026          44,358
DEFERRED INCOME TAX ASSETS                              10,766          10,660
CAPITALIZED SOFTWARE                                     2,105           1,373
DEFERRED FINANCE COSTS                                   5,344           4,941
OTHER ASSETS                                             4,597           4,435
                                                      $249,535        $237,485

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                   $27,259         $26,143
    Notes payable and current portion of
    long-term debt                                       8,211           8,717
    Accrued compensation, severance and
    related costs                                       61,722          49,737
    Deferred revenue and customer advances              39,148          43,330
    Accrued and deferred income taxes                   31,910          32,787
    Other current liabilities and accrued
    expenses                                            90,977          81,504
        TOTAL CURRENT LIABILITIES                      259,227         242,218

DEFERRED INCOME TAXES                                   27,284          27,304
LONG-TERM DEBT, LESS CURRENT PORTION                   223,616         223,660
OTHER LONG-TERM LIABILITIES                             77,134          73,826
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.01 par value;
    5,000,000 shares authorized; none issued
    and outstanding
    Common stock, $0.01 par value;
    100,000,000 shares authorized; 62,815,017
    and 63,056,577 shares, respectively, issued
    and outstanding                                        628             630
    Capital in excess of par value                   1,183,056       1,183,998
    Retained deficit                                (1,533,351)     (1,525,183)
    Cumulative translation adjustment                   11,941          11,032
         TOTAL STOCKHOLDERS' DEFICIT                  (337,726)       (329,523)
                                                      $249,535        $237,485

The accompanying notes are an integral part of these consolidated financial statements.

                          COMPUTERVISION CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended
                                                      April 2,       March 31,
                                                          1995            1996
SOFTWARE REVENUE
    Product                                            $33,013         $40,039
    Services                                            28,632          27,881
       TOTAL SOFTWARE REVENUE                           61,645          67,920
  Other Services Revenue                                57,830          45,315
       TOTAL REVENUE                                   119,475         113,235

COST OF SALES
    Software
        Product                                          3,871           3,963
        Services                                        16,608          16,454
    Other services                                      39,765          32,290
       TOTAL COST OF SALES                              60,244          52,707
GROSS PROFIT                                            59,231          60,528

SELLING AND ADMINISTRATIVE
EXPENSE                                                 34,728          32,945
RESEARCH, DEVELOPMENT AND
ENGINEERING EXPENSE                                      9,956          10,499
      OPERATING INCOME                                  14,547          17,084

INTEREST INCOME                                           (154)           (539)
INTEREST EXPENSE                                        11,621           7,989
OTHER (INCOME) EXPENSE, NET                               (376)            355

EARNINGS BEFORE INCOME TAXES                             3,456           9,279
PROVISION FOR INCOME TAXES                                 510           1,111
NET INCOME                                              $2,946          $8,168

EARNINGS PER SHARE                                       $0.06           $0.13

WEIGHTED AVERAGE SHARES
OUTSTANDING                                             49,145          64,944

The accompanying notes are an integral part of these consolidated financial statements.

                          COMPUTERVISION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Three Months Ended
                                                      April 2,       March 31,
                                                          1995            1996
CASH FLOWS USED FOR OPERATIONS
    Net earnings                                        $2,946          $8,168
    Add items not requiring cash:
        Depreciation of property and equipment           6,849           5,186
        Amortization of intangibles                      1,683             732
        Amortization of finance costs and debt
        discounts                                          855             726
        Provision for doubtful accounts                    474            (134)
    Changes in assets and liabilities:
        Accounts receivable                              6,678          (6,549)
        Prepaid expenses and other current assets       (7,185)         (2,803)
        Accounts payable, accrued expenses and
        income taxes                                   (14,297)        (19,125)
        Other long-term liabilities                        392               0
            Cash flows used for continuing operations   (1,605)        (13,799)
            Cash flows used for discontinued operations   (281)              0
               Total cash flows used for operations     (1,886)        (13,799)

INVESTING ACTIVITIES
    Expenditures for property and equipment             (1,768)         (2,159)
    (Increase) decrease in other assets                    440             (12)
        Total cash flows used for investments           (1,328)         (2,171)

FINANCING ACTIVITIES
    Increase in notes payable                            1,642             848
    Payments on long-term borrowings                      (512)           (622)
    Issuance of common stock under Stock
    Option Plan                                              -             944
       Total cash from financing activities              1,130           1,170
    Foreign exchange impact on cash                      6,357            (850)
    Net increase (decrease) in cash and cash
    equivalents                                          4,273         (15,650)
    Cash and cash equivalents at beginning
    of period                                           15,240          50,979
    Cash and cash equivalents at end of period         $19,513         $35,329

    Supplementary data requirements:
        Cash interest paid                             $18,404         $11,147
        Cash taxes paid (refunded)                       ($733)           $186

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1995 included in the Company's Form 10-K where certain terms have been defined.

(1) Notes Payable and Long-Term Debt  (In Thousands)

                                              December               March
                                              31, 1995            31, 1996
Notes Payable:
Notes Payable to Banks                          $2,812              $3,660
Revolving Credit Arrangement                         -                   -
  Total Notes Payable                           $2,812              $3,660

Long-Term Debt:
8% Convertible Subordinated
Debentures, due 2009                            36,066              36,376
11 3/8% Senior Subordinated
Notes, due 1999                                175,000             175,000
Other Long-Term Debt, less current
portion of $5,399 and $5,057                    12,550              12,284
Total Long-Term Debt, less current
portion                                       $223,616            $223,660


Notes Payable to Banks

Notes payable to banks consists of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

The Company has a revolving credit facility with a bank, which expires in 1998. There were no borrowings outstanding against the facility at December 31, 1995 or March 31, 1996.

(2) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has been rescheduled for September, 1996.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1995.

(3) Related Party Transaction

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(4) Accounting for Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation". Under SFAS 123, Companies can elect to apply fair value accounting to grants of employee stock options and other stock based compensation awards or can continue to apply the intrinsic value accounting under APB Opinion No. 25 with pro forma disclosure of fair value compensation expense and effect on earnings per share. The Company has elected to continue to apply APB Opinion No. 25.

(5) Earnings Per Share

Fully diluted earnings per share for the three months ended March 31, 1996 would have been the same as primary earnings per share and, therefore, have not been presented separately.

(6) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and
Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three months ended March 31, 1996 and the Form 10-K, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the first quarter of 1996 increased $6,275 or 10%, over the corresponding period in 1995, and included $11,200 related to a first quarter contract with Peugeot SA, including Automobiles Peugeot and Citroen. Software product revenue increased $7,026 or 21%, over the corresponding period in 1995. Revenue from the Company's product data management software products increased $4,100 or 102%. In addition, revenue from PELORUS-based products (introduced in the second quarter of 1995) and revenue from CADDS software products continued to increase over 1995, while revenue from several older mechanical CAD software products continued its expected decline. Software services revenue decreased $751 or 3% over the corresponding period in 1995 primarily due to a decrease in training revenue. Total software revenue for the first quarter of 1996 included unfavorable foreign exchange impacts during the period of $700 attributable to product revenue and $300 attributable to services revenue.

Software product margins for the first quarter of 1996 were 90% compared to 88% for the corresponding period in 1995. The improvement in software product margins primarily resulted from a decrease in amortization of previously capitalized software costs. Software service margins for the first quarter of 1996 were 41% compared to 42% for the corresponding period in 1995. The decline in software service margin for the first three months of 1996 primarily resulted from declines in training and consulting margins.

Other Revenue and Gross Margins

Other services revenue for the first quarter of 1996 decreased $12,515 or 22% from the corresponding period in 1995 and included an unfavorable period over period foreign exchange impact of $300. The decrease in other services revenue was primarily due to the expected continuing reduction in hardware services, which declined $12,731 or 33% period over period.

Other services margins for the first quarter of 1996 were 29% compared to 31% for the corresponding period in 1995. The decrease in margins was attributable to several factors, including lower prices due to increased competition, reduced service requirements attributable to increased hardware reliability and unabsorbed fixed costs as a result of a declining service base.

Selling and Administrative Expense

Total selling and administrative expense for the first quarter of 1996 decreased $1,783 or 5% from the corresponding period in 1995 due to the cost benefits associated with the continued resizing of the Company's administrative operations. Total selling and administrative expense for the first quarter of 1996 included a favorable foreign exchange impact of $200.

Research, Development and Engineering Expense

Total research, development and engineering expense for the first quarter of 1996 increased $543 or 5% from the corresponding period in 1995. The increase was primarily due to one-time increases in travel, relocation and recruitment costs partially offset by continued reductions in operating costs resulting from reallocation of development to the Company's development facility in India.

Interest and Other

Interest expense for the first quarter of 1996 decreased $3,632 or 31% compared to the corresponding period in 1995. This decrease was primarily due to the repayment in the fourth quarter of 1995 of the 10 7/8% Senior Notes, due in 1997. Interest income increased $385 over the corresponding period in 1995 primarily due to increased cash balances in 1996.

Other (income) expense for the first quarter of 1996 and the corresponding period of 1995 primarily relates to the Company's foreign currency hedging program.

Short-term Liquidity and Capital Resources

The Company expects that cash generated from operations and from factoring arrangements which may be entered into from time to time, as well as borrowings under its Revolving Credit Arrangements will be sufficient to fund its principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements.

On November 17, 1995, the Company entered into a three-year, $50,000 credit facility (the "New Credit Facility") with Bankers Trust Company (Fleet Bank of Massachusetts later became a co-agent). The New Credit Facility provides for a revolving line of credit (the "Revolving Credit Line") of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures, of which $20,000 is available for letters of credit. Letters of credit outstanding at March 31, 1996 were $9,315. Pursuant to the terms of the New Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. The New Credit Facility is not subject to any borrowing base restrictions. The New Credit Facility requires the Company to satisfy certain financial and other covenants. Loans under the New Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On March 31, 1996, the rates ranged from 7.44% to 9.25%.

Despite a significant reduction in the Company's long term indebtedness in 1995, the Company remains highly leveraged and has a stockholders' deficit. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

A substantial portion of the Company's orders and shipments typically occur in the last two weeks of each quarter. Therefore, the timing of orders and shipments, including unexpected delays in receiving large orders or competitors introducing new competitive products, could result in significant quarterly fluctuations in the Company's operating results and cash flow. Historically, the Company has experienced a seasonal decline in revenue in the first and third quarters of each fiscal year, primarily due to capital budgeting cycles and the European holiday schedule, respectively.

Long-term Liquidity

The Company's principal long-term liquidity requirements are payments for interest, previously accrued restructuring obligations, capital expenditures and the repayment of the Senior Subordinated Notes which mature in 1999. The Company expects to meet its long-term liquidity requirements, including repayment of its Senior Subordinated Notes, primarily through funds generated from operations, bank borrowings or sales of equity and/or debt securities. The Company believes that it may require additional funds in 1999 to satisfy these obligations, in which event it would seek to obtain such funds through a further sale of equity and/or debt securities or other financing arrangements. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

Operations and Investments

Cash and cash equivalents were $35,329 at March 31, 1996 compared with $50,979 at December 31, 1995. The decrease of $15,650 in cash and cash equivalents is primarily due to cash used for operations ($13,799) and cash used for the purchase of property and equipment ($2,159). Cash used for operations was significantly impacted by an increase in net accounts receivable during the quarter.

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has been rescheduled for September, 1996.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1995.

	Report on Review by Independent Public Accountants

The financial statements included in this filing on Form 10-Q, as listed in the accompanying index, have been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. Their report on the review is included on page 11 of the Form 10-Q.

(Arthur Andersen LLP letterhead)


		REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Computervision Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Computervision Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and April 2, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Computervision Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented separately herein), and in our report dated January 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 18, 1996

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has been rescheduled for September, 1996.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1995.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share.
Exhibit 15 - Letter re: Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on January 30, 1996 to report the Company's financial results for the fourth quarter and year ended December 31, 1995.

A report on Form 8-K was filed on March 11, 1996 to report the appointment of William A. Foniri to the position of Treasurer, replacing Kevin F. McLaughlin who left the Company.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				Computervision Corporation
				(Registrant)



Date:	May 9, 1996



				/S/ Douglas P. Smith
				Douglas P. Smith
				Vice-President, Finance and
				Chief Financial Officer

				Exhibit Index

								Page
11(a) - Computervision Corporation - Calculation of Shares
 Used in Determining Earnings Per Share				15

15 - Letter re: Unaudited Interim Financial Information		16


			Computervision Corporation
	Calculation of Shares Used in Determining Earnings Per Share For the Three Months Ended April 2, 1995 and March 31, 1996
				(In Thousands)

                                              Three Months Ended
                                              April 2,           March 31,
Primary Earnings Per Share                        1995                1996
Weighted average number of common
shares outstanding during the period            48,416              62,979

Common stock equivalents                           729               1,965

Total                                           49,145              64,944

                                              Three Months Ended
                                              April 2,           March 31,
Fully Diluted Earnings Per Share                  1995                1996
Weighted average number of common
shares outstanding during the period            48,416              62,979

Common stock equivalents                           729               1,965

Total                                           49,145              64,944

(Arthur Andersen LLP letterhead)



May 10, 1996

Computervision Corporation
100 Crosby Drive
Bedford, MA  01730


To Computervision Corporation:

We are aware that Computervision Corporation has incorporated by reference in its registration statements filed on Forms S-8 and S-3 its Form 10-Q for the three month period ended March 31, 1996, which includes our report dated April 18, 1996, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, this report is not considered a part of the registration statements on Forms S-8 and S-3 prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,

ARTHUR ANDERSEN LLP