Form 10-Q
period 1996-06-30
COMPUTERVISION CORP /DE/
filed 1996-08-12
CIK 80285

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                __________


                                 FORM 10-Q

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

Yes     X     No

At August 9, 1996 the registrant had outstanding an aggregate of 63,415,256 shares of its Common Stock, $.01 par value.

                          COMPUTERVISION CORPORATION

                                    INDEX


PART I.  FINANCIAL INFORMATION                                     Page
Consolidated Balance Sheets at December 31, 1995 and
June 30, 1996 (Unaudited)                                          3

Consolidated Statements of Operations (Unaudited) for the
Three and Six Months Ended July 2, 1995 and June 30, 1996          4

Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended July 2, 1995 and June 30, 1996	                   5

Notes to Consolidated Financial Statements (Unaudited)             6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                          8-10

Review by Independent Public Accountants                           11

Report on Review by Independent Public Accountants                 12

PART II.  OTHER INFORMATION                                        13

Signatures                                                         14

EXHIBIT INDEX                                                      15


                          COMPUTERVISION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 (Unaudited)
                                                   December 31,    June 30,
ASSETS                                                 1995          1996
                                                    -----------   ----------
CURRENT ASSETS
    Cash and cash equivalents                           $50,979      $33,291
    Accounts receivable, less allowance for doubtful
      accounts of $3,623 and $2,928, respectively        92,271      100,009
    Current deferred income taxes                        16,444       16,290
    Prepaid expenses and other current assets            18,003       21,479
                                                      ---------    ---------
        TOTAL CURRENT ASSETS                            177,697      171,069

PROPERTY AND EQUIPMENT, NET                              49,026       42,418
DEFERRED INCOME TAX ASSETS                               10,766       10,606
CAPITALIZED SOFTWARE                                      2,105          971
DEFERRED FINANCE COSTS                                    5,344        4,539
OTHER ASSETS                                              4,597        4,306
                                                      ---------    ---------
                                                       $249,535     $233,909
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                    $27,259      $27,892
    Notes payable and current portion of long-term debt   8,211        8,174
    Accrued compensation, severance and related costs    61,722       40,790
    Deferred revenue and customer advances               39,148       40,916
    Accrued and deferred income taxes                    31,910       33,789
    Other current liabilities and accrued expenses       90,977       81,677
                                                      ---------    ---------
        TOTAL CURRENT LIABILITIES                       259,227      233,238

DEFERRED INCOME TAXES                                    27,284       27,307
LONG-TERM DEBT, LESS CURRENT PORTION                    223,616      223,427
OTHER LONG-TERM LIABILITIES                              77,134       68,961
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued and outstanding
    Common stock, $0.01 par value; 100,000,000 shares
      authorized; 62,815,017 and 63,386,653 shares,
      respectively, issued and outstanding                  628          634
    Capital in excess of par value                    1,183,056    1,185,423
    Retained deficit                                 (1,533,351)  (1,514,530)
    Cumulative translation adjustment                    11,941        9,449
                                                      ---------    ---------
         TOTAL STOCKHOLDERS' DEFICIT                   (337,726)    (319,024)
                                                      ---------    ---------
                                                       $249,535     $233,909
                                                      =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Three Months Ended     Six Months Ended
                                      July 2,  June 30,     July 2,  June 30,
                                       1995      1996        1995      1996
                                      -------   -------     -------   -------
SOFTWARE REVENUE
    Product                           $43,065   $43,851     $76,078   $83,890
    Services                           30,931    26,767      59,564    54,648
                                     --------  --------    --------  --------
       TOTAL SOFTWARE REVENUE          73,996    70,618     135,642   138,538
  Other Services Revenue               57,366    48,339     115,195    93,654
                                     --------  --------    --------  --------
       TOTAL REVENUE                  131,362   118,957     250,837   232,192
                                     ========  ========    ========  ========
COST OF SALES
    Software
        Product                         5,404     3,773       9,271     7,736
        Services                       18,625    15,630      35,234    32,084
    Other services                     40,356    35,348      80,124    67,638
                                     --------  --------    --------  --------
       TOTAL COST OF SALES             64,385    54,751     124,629   107,458
                                     --------  --------    --------  --------
GROSS PROFIT                           66,977    64,206     126,208   124,734

SELLING AND ADMINISTRATIVE EXPENSE     35,327    34,498      70,054    67,443
RESEARCH, DEVELOPMENT AND
   ENGINEERING EXPENSE                 11,441    10,241      21,398    20,740
                                     --------  --------    --------  --------
       OPERATING INCOME                20,209    19,467      34,756    36,551

INTEREST INCOME                          (310)     (262)       (465)     (801)
INTEREST EXPENSE                       11,952     8,036      23,573    16,025
OTHER (INCOME) EXPENSE, NET               190      (413)       (185)      (58)
                                     --------  --------    --------  --------
EARNINGS BEFORE INCOME TAXES            8,377    12,106      11,833    21,385
PROVISION FOR INCOME TAXES              1,250     1,453       1,760     2,564
                                     --------  --------    --------  --------
NET INCOME                             $7,127   $10,653     $10,073   $18,821
                                     ========  ========    ========  ========

EARNINGS PER SHARE                      $0.14     $0.16       $0.20     $0.29
                                     ========  ========    ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING    49,388    64,923      49,266    64,933
                                     ========  ========    ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Six Months Ended
                                                        July 2,     June 30,
CASH FLOWS USED FOR OPERATIONS                           1995         1996
                                                        -------      -------
    Net earnings                                        $10,073      $18,821
    Add items not requiring cash:
        Depreciation of property and equipment           13,440       10,562
        Amortization of intangibles                       3,754        1,134
        Amortization of finance costs and debt discounts  1,710        1,455
        Provision for doubtful accounts                     348         (121)
    Changes in assets and liabilities:
        Accounts receivable                              21,555       (9,438)
        Prepaid expenses and other current assets          (958)      (2,339)
        Accounts payable, accrued expenses and
            income taxes                                (38,840)     (31,230)
                                                       --------     --------
            Cash flows used for continuing operations    11,082      (11,156)
            Cash flows used for discontinued operations     173            0
                                                       --------     --------
               Total cash flows used for operations      11,255      (11,156)
                                                       --------     --------

INVESTING ACTIVITIES
    Expenditures for property and equipment              (5,195)      (6,237)
    Decrease in other assets                              3,712           68
                                                       --------     --------
        Total cash flows used for investments            (1,483)      (6,169)
                                                       --------     --------

FINANCING ACTIVITIES
    (Increase) decrease in notes payable                 (4,315)         466
    Additions (payments) on long-term borrowings             62       (1,342)
    Issuance of common stock under Employee Stock
        Purchase Plan                                       265          308
    Issuance of common stock under Stock Option Plan        437        2,065
                                                       --------     --------
        Total cash from financing activities             (3,551)       1,497
                                                       --------     --------
    Foreign exchange impact on cash                       5,582       (1,860)
                                                       --------     --------
    Net increase (decrease) in cash and cash equivalents 11,803      (17,688)
    Cash and cash equivalents at beginning of period     15,240       50,979
                                                       --------     --------
    Cash and cash equivalents at end of period          $27,043      $33,291
                                                       ========     ========

    Supplementary data requirements:
        Cash interest paid                              $22,181      $14,331
        Cash taxes paid (refunded)                        ($490)        $297



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

(1) Notes Payable and Long-Term Debt  (In Thousands)

                                                      December       June
                                                      31, 1995     30, 1996
                                                      --------     --------
Notes Payable:
    Notes Payable to Banks                              $2,812       $3,278
    Revolving Credit Arrangement                             -            -
                                                      --------     --------
        Total Notes Payable                             $2,812       $3,278
                                                      ========     ========

Long-Term Debt:
    8% Convertible Subordinated Debentures, due 2009    36,066       36,687
    11 3/8% Senior Subordinated Notes, due 1999        175,000      175,000
    Other Long-Term Debt, less current portion
        of $5,399 and $4,896                            12,550       11,740
                                                      --------     --------
        Total Long-Term Debt, less current portion    $223,616     $223,427
                                                      ========     ========

Notes Payable to Banks

Notes payable to banks consist of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

The Company has a revolving credit facility with a bank, which expires in 1998. There were no borrowings outstanding against the facility at December 31, 1995 or June 30, 1996.

(2) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has been rescheduled for September, 1996.

On July 31, 1996 the United States Court of Appeals for the First Circuit approved the decision of the United States District Court in Boston to dismiss the securities class action lawsuit filed against the Company, certain officers and directors arising out of the Company's 1992 public equity and debt offerings. The case had been originally filed in September 1992 and was amended several times.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended March 31, 1996.

(3) Related Party Transaction

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(4) Earnings Per Share

Fully diluted earnings per share for the three and six months ended July 2, 1995 and June 30, 1996 would have been the same as primary earnings per share and, therefore, have not been presented separately.

(5) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the six months ended June 30, 1996 and the Form 10-K, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the second quarter of 1996 decreased $3,378 or 5%, as product revenue increased $786 or 2% and service revenue decreased $4,164 or 13% from the corresponding period in 1995. Software product revenue was adversely impacted by several large customer orders which did not close during the period. For the six month period ended June 30, 1996, total software revenue increased $2,896, or 2%, from the corresponding period in 1995. Product revenue increased $7,812 or 10% and included $11,200 related to a first quarter contract with Peugeot SA, including Automobiles Peugeot and Citroen, while service revenue decreased $4,916 or 8%. Total software revenue for both the second quarter and first half of 1996 included unfavorable foreign exchange impacts during the periods of $2,100 and $2,800, respectively, attributable to product revenue, and $1,700 and $2,000, respectively, attributable to service revenue.

For the three month and six month periods ended June 30, 1996, revenue from the Company's product data management software products increased $3,000 and $7,100, or 42% and 63%, respectively, and revenue from CADDS software products increased $1,300 and $3,100, or 5% and 6%, respectively. Revenue from several older mechanical CAD software products, however, continued to decline year over year, as planned.

The decrease in software service revenue for the three and six month periods ended June 30, 1996 was due to reduced maintenance revenue and lower training revenue. The maintenance revenue decrease reflected primarily the impact of lower pricing on new products and upgrades within the existing customer base.

Software product margins for both the second quarter and first six months of 1996 were 91% compared to 87% and 88%, respectively, for the corresponding periods in 1995. The improvement in software product margins primarily resulted from a decrease in amortization of previously capitalized software costs. Software service margins for the second quarter and first six months of 1996 were 42% and 41% compared to 40% and 41%, respectively, for the corresponding periods in 1995. The improvement in software service margin for the second quarter of 1996 primarily resulted from increased consulting margins offset in part by decreases in training margins.

Other Revenue and Gross Margins

Other services revenue for the second quarter and first six months of 1996 decreased $9,027 and $21,541, or 16% and 19% from the corresponding periods in 1995 and included unfavorable period over period foreign exchange impacts of $1,800 and $2,100, respectively. The decrease in other services revenue was primarily due to the expected continuing reduction in hardware services, which declined $13,108 and $25,839, or 36% and 34%, respectively. These decreases were partially offset by an increase in value added services revenue.

Other services margins for the second quarter and first six months of 1996 were 27% and 28%, respectively, compared to 30% for the corresponding periods in 1995. The decrease in margins was attributable to several factors, including unabsorbed fixed costs as a result of a declining service base and increased value added services which contribute a lower margin.

Selling and Administrative Expense

Total selling and administrative expense for the second quarter and first six months of 1996 decreased $829 and $2,611, or 2% and 4%, respectively, from the corresponding periods in 1995 primarily due to favorable foreign exchange impacts of $1,300 and $1,500, respectively.

Research, Development and Engineering Expense

Total research, development and engineering expense for the second quarter and first six months of 1996 decreased $1,200 and $658, or 10% and 3%, respectively, from the corresponding periods in 1995. The decrease was primarily due to continued reductions in operating costs resulting from reallocation of development projects to the Company's development facility in India.

Interest and Other

Interest expense for the second quarter and first six months of 1996 decreased $3,916 and $7,548, or 33% and 32%, respectively, compared to the corresponding periods in 1995. This decrease was primarily due to the repayment in the fourth quarter of 1995 of the 10 7/8% Senior Notes, due in 1997. Interest income increased $336 for the first six months of 1996 over the corresponding period in 1995, due to higher average invested cash balances. Other (income) expense for the first six months of 1996 and the corresponding period of 1995 primarily relates to the Company's foreign currency hedging program.

Short-term Liquidity and Capital Resources

The Company expects that cash generated from operations and from factoring arrangements which may be entered into from time to time, as well as borrowings under its Revolving Credit Arrangement will be sufficient to fund its principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements.

On November 17, 1995, the Company entered into a three-year, $50,000 credit facility (the "New Credit Facility") with Bankers Trust Company (Fleet Bank of Massachusetts later became a co-agent). The New Credit Facility provides for a revolving line of credit (the "Revolving Credit Line") of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures, of which $20,000 is available for letters of credit. Letters of credit outstanding at June 30, 1996 were $7,325. Pursuant to the terms of the New Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. The New Credit Facility is not subject to any borrowing base restrictions. The New Credit Facility requires the Company to satisfy certain financial and other covenants. Loans under the New Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On June 30, 1996, the rates ranged from 7.44% to 9.25%.

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

Operations and Investments

Cash and cash equivalents were $33,291 at June 30, 1996 compared with $50,979 at December 31, 1995. The decrease of $17,688 in cash and cash equivalents is primarily due to cash used for operations ($11,156) and cash used for the purchase of property and equipment ($6,237). Cash used for operations was significantly impacted by an increase in net accounts receivable during the first half of 1996. The increase in net accounts receivable was primarily the result of a shift in the mix of revenues toward more software product and value added services revenues, which typically have a longer collection cycle than services or annuity based revenues.

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has been rescheduled for September, 1996.

On July 31, 1996 the United States Court of Appeals for the First Circuit approved the decision of the United States District Court in Boston to dismiss the securities class action lawsuit filed against the Company, certain officers and directors arising out of the Company's 1992 public equity and debt offerings. The case had been originally filed in September 1992 and was amended several times.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended March 31, 1996.

             Report on Review by Independent Public Accountants

The financial statements included in this filing on Form 10-Q, as listed in the accompanying index, have been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. Their report on the review is included on page 12 of the Form 10-Q.

(Arthur Andersen LLP letterhead)



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Computervision Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Computervision Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three-and six-month periods ended June 30, 1996 and July 2, 1995 and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and July 2, 1995. These financial statements are the responsibility of the Company's management.

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


Boston, Massachusetts
July 17, 1996

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

On July 31, 1996 the United States Court of Appeals for the First Circuit approved the decision of the United States District Court in Boston to dismiss the securities class action lawsuit filed against the Company, certain officers and directors arising out of the Company's 1992 public equity and debt offerings. The case had been originally filed in September 1992 and was amended several times.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended March 31, 1996.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share.
Exhibit 15 - Letter re: Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on June 14, 1996 to report the appointment of Kathleen A. Cote as Chief Executive Officer, effective November 1, 1996, replacing Russell E. Planitzer who will continue to remain active in the Company and remain as Chairman of the Board at least until June, 1998.

A report on Form 8-K was filed on July 25, 1996 to report the Company's financial results for the second quarter of 1996.

A report on Form 8-K was filed on July 31, 1996 to report the appointment of Kathleen A. Cote to the Board of Directors and William A. Foniri to the position of Chief Financial Officer.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       Computervision Corporation
                                       (Registrant)



Date:   August 12, 1996


                                       /S/ William A. Foniri
                                       William A. Foniri
                                       Vice-President, Finance
                                       Chief Financial Officer, and Treasurer

                              Exhibit Index

                                                                   Page
11(a) - Computervision Corporation - Calculation of
        Shares Used in Determining Earnings Per Share              16

15 - Letter re: Unaudited Interim Financial Information            17



                         Computervision Corporation
         Calculation of Shares Used in Determining Earnings Per Share
      For the Three and Six Months Ended July 2, 1995 and June 30, 1996
                              (In Thousands)


                                       Three Months Ended    Six Months Ended
                                        July 2,  June 30,    July 2,  June 30,
Primary Earnings Per Share               1995      1996       1995      1996
                                        -------  -------     -------  -------
Weighted average number of common
  shares outstanding during the period   48,515    63,287     48,465    63,133

Common stock equivalents                    873     1,636        801     1,800
                                        -------   -------    -------   -------
Total                                    49,388    64,923     49,266    64,933
                                        =======   =======    =======   =======

                                       Three Months Ended    Six Months Ended
                                        July 2,  June 30,    July 2,  June 30,
Fully Diluted Earnings Per Share         1995      1996       1995      1996
                                        -------  -------     -------  -------
Weighted average number of common
  shares outstanding during the period   48,515    63,287     48,465    63,133

Common stock equivalents                  1,302     1,763        992     1,797
                                        -------   -------    -------   -------
Total                                    49,817    65,050     49,457    64,930
                                        =======   =======    =======   =======

(Arthur Andersen LLP letterhead)



August 9, 1996

Computervision Corporation
100 Crosby Drive
Bedford, MA 01730


To Computervision Corporation:

We are aware that Computervision Corporation has incorporated by reference in its registration statements filed on Forms S-8 and S-3 its Form 10-Q for the three month period ended June 30, 1996, which includes our report dated July 17, 1996, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, this report is not considered a part of the registration statements on Forms S-8 and S-3 prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,


ARTHUR ANDERSEN LLP