Form 10-Q
period 1996-09-29
COMPUTERVISION CORP /DE/
filed 1996-11-13
CIK 80285

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                                 __________



                                 FORM 10-Q

         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 29, 1996

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

Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   X      No

At November 12, 1996 the registrant had outstanding an aggregate of 63,429,056 shares of its Common Stock, $.01 par value.

                          Computervision Corporation

                                   INDEX


PART I.  FINANCIAL INFORMATION                                       Page
Consolidated Balance Sheets at December 31, 1995 and
September 29, 1996 (Unaudited)                                        3

Consolidated Statements of Operations (Unaudited) for the Three
and Nine Months Ended October 1, 1995 and September 29, 1996          4

Consolidated Statements of Cash Flows (Unaudited) for the Nine
Months Ended October 1, 1995 and September 29, 1996                   5

Notes to Consolidated Financial Statements (Unaudited)                6-7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             8-10

Review by Independent Public Accountants                              11

Report on Review by Independent Public Accountants                    12

PART II.  OTHER INFORMATION                                           13

Signatures                                                            14

EXHIBIT INDEX                                                         15


                         COMPUTERVISION CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 (Unaudited)
                                                    December 31, September 29,
ASSETS                                                  1995         1996
                                                     ----------   -----------
CURRENT ASSETS
    Cash and cash equivalents	                          $50,979     $23,487
    Accounts receivable, less allowance for doubtful
      accounts of $3,623 and $2,763, respectively        92,271     113,964
    Current deferred income taxes                        16,444      16,319
    Prepaid expenses and other current assets            18,003      22,463
                                                       --------    --------
        TOTAL CURRENT ASSETS                            177,697     176,233

PROPERTY AND EQUIPMENT, NET                              49,026      38,079
DEFERRED INCOME TAX ASSETS                               10,766      10,645
CAPITALIZED SOFTWARE                                      2,105         623
DEFERRED FINANCE COSTS                                    5,344       4,136
OTHER ASSETS                                              4,597       3,915
                                                       --------    --------
                                                       $249,535    $233,631
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                    $27,259     $23,422
    Notes payable and current portion of long-term debt   8,211       7,980
    Accrued compensation, severance and related costs    61,722      43,521
    Deferred revenue and customer advances               39,148      37,938
    Accrued and deferred income taxes                    31,910      35,318
    Other current liabilities and accrued expenses       90,977      74,495
                                                       --------    --------
        TOTAL CURRENT LIABILITIES                       259,227     222,674

DEFERRED INCOME TAXES                                    27,284      27,311
LONG-TERM DEBT, LESS CURRENT PORTION                    223,616     223,470
OTHER LONG-TERM LIABILITIES                              77,134      66,024
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued and outstanding
    Common stock, $0.01 par value; 100,000,000 shares
      authorized; 62,815,017 and 63,425,597 shares,
      respectively, issued and outstanding                  628         634
    Capital in excess of par value                    1,183,056   1,185,606
    Retained deficit                                 (1,533,351) (1,501,436)
    Cumulative translation adjustment                    11,941       9,348
                                                      ---------   ---------
         TOTAL STOCKHOLDERS' DEFICIT                   (337,726)   (305,848)
                                                      ---------   ---------
                                                       $249,535    $233,631
                                                      =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three Months Ended     Nine Months Ended
                                   Oct. 1,   Sept. 29,    Oct. 1,   Sept. 29,
                                    1995        1996        1995      1996
                                   -------    -------     -------    -------
SOFTWARE REVENUE
    Product                        $39,625    $55,028    $115,703   $138,918
    Services                        29,423     26,090      88,987     80,738
                                   -------    -------     -------    -------
       TOTAL SOFTWARE REVENUE       69,048     81,118     204,690    219,656
    Other Services Revenue          56,339     42,135     171,534    135,789
                                   -------    -------     -------    -------
       TOTAL REVENUE               125,387    123,253     376,224    355,445

COST OF SALES
    Software
        Product                      3,445      4,092      12,716     11,828
        Services                    17,030     16,278      52,264     48,362
    Other services                  39,698     34,969     119,822    102,607
                                   -------    -------     -------    -------
        TOTAL COST OF SALES         60,173     55,339     184,802    162,797
                                   -------    -------     -------    -------
GROSS PROFIT                        65,214     67,914     191,422    192,648

SELLING AND ADMINISTRATIVE EXPENSE  33,454     35,364     103,508    102,807
RESEARCH, DEVELOPMENT AND
   ENGINEERING EXPENSE              10,539      9,797      31,937     30,537
                                   -------    -------     -------    -------
       OPERATING INCOME             21,221     22,753      55,977     59,304

INTEREST INCOME                       (162)      (461)       (627)    (1,262)
INTEREST EXPENSE                    11,500      8,347      35,073     24,372
OTHER (INCOME) EXPENSE, NET            444        (12)        259        (70)
                                   -------    -------     -------    -------
EARNINGS BEFORE INCOME TAXES         9,439     14,879      21,272     36,264

PROVISION FOR INCOME TAXES           1,416      1,785       3,176      4,349
                                   -------    -------     -------    -------
NET INCOME                          $8,023    $13,094     $18,096    $31,915
                                   =======    =======     =======    =======

EARNINGS PER SHARE                   $0.16      $0.20       $0.36      $0.49
                                   =======    =======     =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING 50,794     64,478      49,776     64,782
                                   =======    =======     =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                       Nine Months Ended
                                                     October 1, September 29,
CASH FLOWS FROM (USED FOR) OPERATIONS                   1995        1996
                                                      ---------  -----------
  Net earnings                                          $18,096     $31,915
  Add items not requiring cash:
      Depreciation of property and equipment             19,317      16,037
      Amortization of intangibles                         4,874       1,482
      Amortization of finance costs and debt discounts    2,567       2,185
      Provision for doubtful accounts                       190         (31)
  Changes in assets and liabilities:
      Accounts receivable                                18,128     (23,180)
      Prepaid expenses and other current assets            (992)     (3,228)
      Accounts payable, accrued expenses and
          income taxes                                  (43,780)    (45,267)
                                                        -------     -------
          Cash flows from (used for) continuing
            operations                                   18,400     (20,087)
          Cash flows from discontinued operations         1,514           0
                                                        -------     -------
            Total cash flows from (used for) operations  19,914     (20,087)
                                                        -------     -------

INVESTING ACTIVITIES
  Expenditures for property and equipment                (7,191)     (7,929)
  Decrease in other assets                                3,728         464
                                                        -------     -------
    Total cash flows used for investments                (3,463)     (7,465)
                                                        -------     -------

FINANCING ACTIVITIES
  Increase (decrease) in notes payable                   (4,792)        260
  Payments on long-term borrowings                       (1,207)     (1,615)
  Issuance of common stock under Employee Stock
    Purchase Plan                                           265         308
  Issuance of common stock under Stock Option Plan        1,026       2,248
                                                        -------     -------
      Total cash from financing activities               (4,708)      1,201
                                                        -------     -------

Foreign exchange impact on cash                           4,931      (1,141)
                                                        -------     -------
Net increase (decrease) in cash and cash equivalents     16,674     (27,492)
Cash and cash equivalents at beginning of period         15,240      50,979
                                                        -------     -------
Cash and cash equivalents at end of period              $31,914     $23,487
                                                        =======     =======

Supplementary data requirements:
     Cash interest paid                                 $40,779     $25,271
     Cash taxes paid (refunded)                           ($559)       $625


The accompanying notes are an integral part of these consolidated financial statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter and nine month period ended September 29, 1996 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1995 included in the Company's Form 10-K where certain terms have been defined.

(1) Notes Payable and Long-Term Debt  (In Thousands)

                                                  December 31,  September 29,
                                                       1995         1996
                                                    ---------     ---------
Notes Payable:
    Notes Payable to Banks                              $2,812      $3,072
    Revolving Credit Arrangement                             -           -
                                                      --------     -------
        Total Notes Payable                             $2,812      $3,072
                                                      ========     =======

Long-Term Debt:
    8% Convertible Subordinated Debentures, due 2009    36,066      37,000
    11 3/8% Senior Subordinated Notes, due 1999        175,000     175,000
    Other Long-Term Debt, less current portion
        of $5,399 and $4,908                            12,550      11,470
                                                      --------    --------
        Total Long-Term Debt, less current portion    $223,616    $223,470
                                                      ========    ========

Notes Payable to Banks

Notes payable to banks consist of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

The Company has a revolving credit facility with a bank, which expires in 1998. There were no borrowings outstanding against the facility at December 31, 1995 or September 29, 1996.

(2) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has occurred and the Company is in the process of filing post-trial briefs. Post-trial briefing is scheduled to conclude in February, 1997.

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

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended June 30, 1996.

(3) Related Party Transaction

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(4) Earnings Per Share

Fully diluted earnings per share for the three and nine months ended October 1, 1995 and September 29, 1996 would have been the same as primary earnings per share and, therefore, have not been presented separately.

(5) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

(6) Sale of Open Service Solutions Business

On September 25, 1996, the Company signed a definitive Asset Purchase Agreement to sell the Open Service Solutions (OSS) business to an affiliate (the Purchaser) of J.F. Lehman & Co. for $100 million in cash, $25 million (face value) of nonconvertible redeemable preferred stock of the Purchaser and a warrant to purchase 19% of the common equity of the Purchaser.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and
Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the nine months ended September 29, 1996 and the Form 10-K, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended
December 31, 1995, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the third quarter of 1996 increased $12,070 or 17%, as product revenue increased $15,403 or 39% and service revenue decreased $3,333 or 11% from the corresponding period in 1995. For the nine month period ended September 29, 1996, total software revenue increased $14,966, or 7%, as product revenue increased $23,215 or 20% and service revenue decreased $8,249 or 9% from the corresponding period in 1995. Total software revenue for the 1996 nine month period included $27,000 related to a third quarter contract with Electronic Data Systems for product to the Rolls-Royce Aerospace Group and Allison Engine Company and $11,200 related to a first quarter contract with Peugeot SA, including Automobiles Peugeot and Citroen, while total software revenue for the comparable year ago period included $11,900 related to third quarter contracts with the Airbus Consortium (British Aerospace Airbus Limited, Aerospatiale S.N.I. and Daimler Benz Aerospace Airbus GmbH). Total software revenue for both the third quarter and first nine months of 1996 included unfavorable foreign exchange impacts during the periods of $300 and $3,100, respectively, attributable to product revenue, and $800 and $2,800, respectively, attributable to service revenue.

For the three month and nine month periods ended September 29, 1996, revenue from the Company's product data management software products increased $2,600 and $9,700, or 27% and 47%, respectively, and revenue from CADDS software products increased $14,000 and $17,100, or 57% and 23%, respectively. Revenue from several older mechanical CAD software products, however, continued to decline year over year, as planned.

The decrease in software service revenue for the three and nine month periods ended September 29, 1996 was due to reduced maintenance revenue and lower training revenue. The maintenance revenue decrease reflected primarily the impact of lower pricing on new products and upgrades within the existing customer base.

Software product margins for both the third quarter and first nine months of 1996 were 92.6% and 91.5% compared to 91.3% and 89%, respectively, for the corresponding periods in 1995. The improvement in software product margins primarily resulted from a decrease in amortization of previously capitalized software costs. Software service margins for the third quarter and first nine months of 1996 were 37% and 40% compared to 42% and 41%, respectively, for the corresponding periods in 1995. The decline in software service margin for the third quarter of 1996 primarily resulted from decreased maintenance and training margins offset in part by increases in consulting margins.

Other Revenue and Gross Margins

Other services revenue for the third quarter and first nine months of 1996 decreased $14,204 and $35,745, or 25% and 21% from the corresponding periods in 1995 and included unfavorable period over period foreign exchange impacts of $700 and $2,800, respectively. The decrease in other services revenue was primarily due to the expected continuing reduction in hardware services, which declined $14,250 and $40,089, or 41% and 37%, respectively. These decreases were partially offset by increases in value added services revenue.

Other services margins for the third quarter and first nine months of 1996 were 17% and 24%, respectively, compared to 30% for the corresponding periods in 1995. The decrease in margins was attributable to several factors, including unabsorbed fixed costs as a result of a declining service base, certain inventory reserve provisions and increased value added services which contribute a lower margin.

On September 25, 1996, the Company signed a definitive Asset Purchase Agreement to sell the Open Service Solutions (OSS) business to an affiliate (the Purchaser) of J.F. Lehman & Co. for $100 million in cash, $25 million (face value) of nonconvertible redeemable preferred stock of the Purchaser and a warrant to purchase 19% of the common equity of the Purchaser.

Selling and Administrative Expense

Total selling and administrative expense for the third quarter of 1996 increased $1,910 or 6% and for the first nine months of 1996 decreased $701 or 1% from the corresponding periods in 1995 and included favorable foreign exchange impacts of $600 and $2,100, respectively. The increase in the third quarter was primarily due to increased selling and marketing expenditures.

Research, Development and Engineering Expense

Total research, development and engineering expense for the third quarter and first nine months of 1996 decreased $742 and $1,400, or 7% and 4%, respectively, from the corresponding periods in 1995. The decrease was primarily due to continued reductions in operating costs resulting from reallocation of development projects to the Company's development facility in India.

Interest and Other

Interest expense for the third quarter and first nine months of 1996 decreased $3,153 and $10,701, or 27% and 31%, respectively, compared to the corresponding periods in 1995. This decrease was primarily due to the repayment in the fourth quarter of 1995 of the 10 7/8% Senior Notes, due in 1997. Interest income increased $635 for the first nine months of 1996 over the corresponding period in 1995, due to higher average invested cash balances. Other (income) expense for the first nine months of 1996 and the corresponding period of 1995 primarily relates to the Company's foreign currency hedging program.

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

On November 17, 1995, the Company entered into a three-year, $50,000 credit facility (the "New Credit Facility") with Bankers Trust Company (Fleet Bank of Massachusetts later became a co-agent). The New Credit Facility provides for a revolving line of credit (the "Revolving Credit Line") of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures, of which $20,000 is available for letters of credit. Letters of credit outstanding at September 29, 1996 were $7,176. Pursuant to the terms of the New Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. The New Credit Facility is not subject to any borrowing base restrictions. The New Credit Facility requires the Company to satisfy certain financial and other covenants. Loans under the New Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On September 29, 1996, the rates ranged from 7.41% to 9.25%.

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

Long-term Liquidity

The Company's principal long-term liquidity requirements are payments for interest, previously accrued restructuring obligations, capital expenditures and the repayment of the Senior Subordinated Notes which mature in 1999. The Company expects to meet its long-term liquidity requirements, including repayment of its Senior Subordinated Notes, primarily through funds generated from operations, net proceeds from the sale of the OSS business, bank borrowings or sales of equity and/or debt securities. The Company believes that it may require additional funds in 1999 to satisfy these obligations, in which event it would seek to obtain such funds through a further sale of equity and/or debt securities or other financing arrangements. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

Operations and Investments

Cash and cash equivalents were $23,487 at September 29, 1996 compared with $50,979 at December 31, 1995. The decrease of $27,492 in cash and cash equivalents is primarily due to cash used for operations ($20,087) and cash used for the purchase of property and equipment ($7,929). Cash used for operations was significantly impacted by an increase in net accounts receivable during the first nine months of 1996. The increase in net accounts receivable was primarily the result of a shift in the mix of revenues toward more software product and value added services revenues, which typically have a longer collection cycle than services or annuity based revenues.

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has occurred and the Company is in the process of filing post-trial briefs. Post-trial briefing is scheduled to conclude in February, 1997.

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

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended June 30, 1996.

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

(Arthur Andersen LLP letterhead)



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Computervision Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Computervision Corporation and subsidiaries as of September 29, 1996, and the related consolidated statements of operations for the three- and nine-month periods ended September 29, 1996 and October 1, 1995 and the consolidated statements of cash flows for the nine-month periods ended September 29, 1996 and October 1, 1995. These financial statements are the responsibility of the Company's management.

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



                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 23, 1996

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. With respect to the lawsuit brought against the Company by Joseph and Josephine Dieter, the trial has occurred and the Company is in the process of filing post-trial briefs. Post-trial briefing is scheduled to conclude in February, 1997.

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

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-Q for the three months ended June 30, 1996.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share.
Exhibit 15 - Letter re: Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on August 7, 1996 to announce that the United States Court of Appeals for the First Circuit affirmed the decision of the United States District Court in Boston, Massachusetts to dismiss a securities class action lawsuit filed against the Company, certain officers and directors, and underwriters arising out of the Company's 1992 public equity and debt offerings.

A report on Form 8-K was filed on October 1, 1996 to announce the sale of the Company's Open Service Solutions (OSS) business for $125 million.

A report on Form 8-K was filed on October 31, 1996 to report the Company's financial results for the third quarter of 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Computervision Corporation
                                    (Registrant)



Date:  November 12, 1996


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



                         Computervision Corporation
        Calculation of Shares Used in Determining Earnings Per Share
   For the Three and Nine Months Ended October 1, 1995 and September 29,1996
                               (In Thousands)


                                       Three Months Ended   Nine Months Ended
                                       Oct. 1,  Sept. 29,   Oct. 1,  Sept. 29,
Primary Earnings Per Share               1995      1996       1995      1996
                                       -------    -------   -------   -------
Weighted average number of common
  shares outstanding during the period   48,704    63,418     48,545   63,228

Common stock equivalents                  2,090     1,060      1,231    1,554
                                        -------   -------    -------  -------
Total                                    50,794    64,478     49,776   64,782
                                        =======   =======    =======  =======

                                       Three Months Ended   Nine Months Ended
                                       Oct. 1,  Sept. 29,   Oct. 1,  Sept. 29,
Fully Diluted Earnings Per Share         1995      1996       1995      1996
                                        ------    -------   -------   -------
Weighted average number of common
  shares outstanding during the period   48,705    63,419     48,545   63,228

Common stock equivalents                  2,165     1,441      1,383    1,679
                                        -------   -------    -------  -------
Total                                    50,870    64,860     49,928   64,907
                                        =======   =======    =======  =======


(Arthur Andersen LLP letterhead)


November 11, 1996

Computervision Corporation
100 Crosby Drive
Bedford, MA  01730


To Computervision Corporation:

We are aware that Computervision Corporation has incorporated by reference in its registration statements filed on Forms S-8 and S-3 its Form 10-Q for the three month period ended September 29, 1996, which includes our report dated October 23, 1996, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, this report is not considered a part of the registration statements on Forms S-8 and S-3 prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,


ARTHUR ANDERSEN LLP