Form 10-K
period 1996-12-31
COMPUTERVISION CORP /DE/
filed 1997-04-15
CIK 80285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NO. 1-7760/0-20290

                           COMPUTERVISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-2491912
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

              100 CROSBY DRIVE,
            BEDFORD, MASSACHUSETTS                                 01730
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 275-1800

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                    Common                                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   11 3/8% Senior Subordinated Notes due 1999

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock on March 25, 1997 on the New York Stock Exchange was approximately $250,606,357. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of Common Stock outstanding as of March 25, 1997:
63,575,158.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1997 are incorporated by reference in Part III of the Form 10-K.

================================================================================

                                     PART 1

ITEM 1.  BUSINESS

     The Company develops, produces and markets software and provides support services that are designed to aid manufacturing companies in enhancing their product development and manufacturing processes. The Company's principal products include design automation and product data management software. Manufacturers use the Company's software to design, enhance, and modify their products and to access, share and manage their product data collaboratively. The Company's support services include implementation, consulting and training services designed to assist customers in reengineering their product development processes and in increasing productivity.

     The Company was organized under the laws of the State of Delaware on June 9, 1972 as Prime Computer, Inc. The Company's principal executive offices are located at 100 Crosby Drive, Bedford, MA 01730 and its telephone number is (617) 275-1800.

RECENT DEVELOPMENTS

     On November 1, 1996, Kathleen A. Cote, President and Chief Operating Officer of the Company, was appointed Chief Executive Officer of the Company. Ms. Cote, who was named a Director of the Company on July 25, 1996, has been with the Company since November 1986, serving in various positions, including Vice President, Services and Vice President, Manufacturing.

     On March 19, 1997, the Company announced the termination of its agreement with J.F. Lehman & Company for the sale of its Open Service Solutions ("OSS") business unit and the signing of a non-binding letter of intent with M.D. Sass Investors Services, Inc. ("Sass"), a 17% shareholder of the Company, for the purchase by Sass of a 51% interest in the OSS business. In connection with this transaction, the Company will receive from Sass $5.1 million in cash and will receive from the entity that operates the OSS business (a) $25 million in cash and (b) a promissory note in the amount of $25 million. The cash payment of $25 million will be funded by a bank loan to the OSS business, secured by its assets. The Company will continue to own 49% of the OSS business, subject to an option granted to Sass to purchase up to one-fifth of the balance of the Company's equity position. The transaction is subject to execution and delivery of a definitive agreement and to the availability of financing, receipt of approval from the Company's banks, compliance with the Company's financing instruments and other customary closing conditions. As a result, no assurance can be given that the transaction will be consummated.

OVERVIEW

     The traditional computer-aided design, computer-aided manufacturing ("CAD/CAM") product development process has focused primarily on the design of individual components or parts and optimization of the individual engineer's productivity. Generally, this process is implemented through assembly of the individually-designed components and physical mock-ups.

     To improve the design process, reduce development time and costs and improve quality, many manufacturers are moving beyond the traditional product development process to a process that focuses on complete assemblies, substitutes electronic prototypes for physical prototypes and enables design and build teams to work concurrently. This product development process, which is marketed by the Company as "Electronic Product Definition" ("EPD"), is "assembly-centric", while traditional product development is "component-centric." EPD is the Company's product and process response to the customer's need to concurrently create, manage, share and reuse electronic product information in a collaborative environment. Companies from the aerospace, automotive, white goods, shipbuilding and consumer products industries today implement EPD in an effort to obtain a competitive advantage.

     EPD enables customers to create and store a single product definition that can be made available in electronic form for further design work, simulation and analysis, manufacturing planning, production

---------------

The following trademarks and service marks are used in this Form 10-K:
Computervision, CADDS, MEDUSA, Optegra, Personal Designer and Personal Machinist are registered trademarks of the Company. Dimension III, Electronic Product Definition, EPD, EPD.Connect and PELORUS are trademarks of, and Open Service Solutions is a service mark of, the Company. Trade names and trademarks of other companies appearing in this Form 10-K are the property of their respective holders.

engineering, and other related activities in the product development process. Using the EPD approach, individuals from various disciplines of a customer's extended enterprise and key suppliers can collaborate more effectively and can concurrently access and manipulate design and manufacturing information early in the development process where the greatest cost, quality, and productivity gains can be achieved.

     Today, collaborative design environments are more often heterogeneous as manufacturers and their suppliers employ different CAD/CAM systems. The Company has developed its EPD approach to allow EPD to be implemented by users of product information created using the Company's or another CAD/CAM system.

     The Company markets two families of software products which may be used separately. When integrated and complemented by the Company's implementation and support services, these products provide customers with a comprehensive EPD capability.

     Design Automation Software -- which includes component modeling software used to design, test, and manufacture individual components; and assembly modeling software used by design teams to work concurrently to design and assemble components digitally into complete products; and

     Product Data Management ("PDM") Software -- which is used to access, share, view, configure and manage product data, including geometry and associated product attributes, by cross-functional product teams in a collaborative manner throughout the enterprise.

SOFTWARE PRODUCTS

     The Company's products include primarily software for design automation and PDM. Although these products may be applied separately, the Company believes that its customers achieve the greatest benefits from these products by applying them in an integrated fashion to form an EPD environment.

     The Company's design automation software includes products that allow a customer to create and store a single product definition that can be made available in electronic form for simultaneous review and analysis by design and build teams located throughout the customer's enterprise. These teams can use the software for further design work, simulation and analysis, manufacturing planning, production engineering, and other activities in the product development process.

     The Company's PDM products provide data access needed to realize the benefits of forming collaborative, concurrent design teams. These products include software for product data management, configuration management, product visualization, product structure navigation and workflow planning and management.

     DESIGN AUTOMATION SOFTWARE

     Component Modeling Software. The Company's CADDS family of component modeling products provides integrated CAD/CAM solutions from conceptual design to manufacturing. The principal strength of the Company's CADDS products is its hybrid modeler, which allows designers to choose the appropriate design technique (wireframe, surface or solids) and the appropriate modeling approach (parametric or explicit) that is best suited for the design problem. Hybrid modeling software facilitates the use of "legacy" data (which contributes to the faster design of derivative products), and enhances sharing of CAD data with extended enterprise suppliers and contractors. Hybrid modeling also enables engineers to model complex parts and contributes to lowering part counts, rapid prototyping and facilitating transfer of design data into the manufacturing process.

     CADDS products also include integrated software development tools for detail design, drafting and analysis and CAM packages for a variety of numerical control and other manufacturing applications (e.g. five-axis numerical control).

     CADDS 5, the Company's current version of CADDS, incorporates feature-based parametric and explicit solids modeling, variational geometry and sketching, NURBS-based surface modeling and an easy-to-use, icon-driven user interface. CADDS 5 operates on workstations marketed by Digital Equipment, Hewlett-Packard, IBM, Silicon Graphics and Sun Microsystems.

     Assembly Modeling Software. The Company's Concurrent Assembly Mock-Up ("CAMU") software provides a multi-user, concurrent environment to enable cross-functional teams to design and build products within the context of the entire product assembly as compared to isolated component design. CAMU software is designed to manage complex assemblies involving thousands of parts, and to enable each member of a design and build team to see simultaneously the work of others as well as the entire product structure. Users are able to design complex product structures easily, readily change one part, reflect the changes in other parts, and check the fit and configuration of individual design changes with the product as a whole.

     PELORUS Products. The Company continues to develop its Pelorus products to provide a suite of design automotive applications built for the PC/Windows platforms. Its Pelorus products are organized around principles of assembly-concentricity, interoperability and associativity/flexibility.

     Other Software. In addition, the Company markets a range of other software products for DOS and UNIX operating systems, including its MEDUSA 2D integrated drawing-based design environment and products, its Personal Designer and Personal Machinist Series, and its Dimension III products for plant design and plant maintenance.

     PRODUCT DATA MANAGEMENT SOFTWARE

     The Company's PDM products and software solutions are designed to improve collaboration and information access and sharing throughout an enterprise. These products provide for data management, configuration management, workflow management, advanced product visualization and product structure navigation. Using these products and software solutions, design and build teams have the ability to leverage and control all information about product development and related design, test, analysis and manufacturing processes. The integration of the Company's PDM with design automation software products from the Company or other design automation suppliers allows customers to implement a product development process organized around a single common electronic definition of the product. The Company's PDM products operate on Windows/NT and most major UNIX platforms and support Oracle's industry-standard relational database management software.

     The Company's principal data management software is its Optegra family of object-oriented PDM software. Optegra employs object-oriented technology in a client/server architecture and provides the capabilities to develop customized templates for specific product development tasks such as management of engineering change orders; to integrate data from multiple applications; and to support concurrent enterprise-wide management of product data across an extended enterprise.

     Data Management Software. The Company's data management software products provide single and distributed vaulting of product geometry and attribute data ("Optegra Vault" and "Optegra Distributed Vault"), control of access to such data by clients and project organization support for engineering and related applications. Vaulting is the electronic control of data stored in a secured central depository. This software works with a variety of geometry systems, including AutoCAD, IBM CATIA and Pro/ENGINEER, as well as the Company's CADDS and MEDUSA applications.

     Configuration Management Software. The Company's configuration management software applications ("Optegra Configuration Master") simplify configuration management by allowing manufacturers to manage and maintain a total product configuration from a single database for its entire life cycle. The software integrates engineering and manufacturing bills of material into one computerized record of configuration and provides a means to track the history of each item.

     Workflow Management Software. The Company's workflow management software ("Optegra Workflow Manager") permits organizations to distribute product-related data in accordance with routing instructions. These instructions can be predetermined or on an ad hoc basis.

     Other EPD Software. On March 5, 1997, the Company announced a new software tool, EPD.Connect, that is designed to provide a virtual work environment for product manufacturers that improves team productivity by connecting members of a design team with the information and applications specifically required for their individual tasks. EPD.Connect software dynamically links a product to its structure and associates it to the processes and applications used to create or modify the product. A user is able to review at one time a graphical representation of the product and its structure and any of the processes used in the design and modification of the product, and to share the information with other members of the design team. The Company anticipates its EPD. Connect software will be shipped at the end of March 1997.

SOFTWARE SUPPORT SERVICES

     The Company's software support service offerings are developed to enhance the productivity of its customers' people, processes and technology. Because of the complexity of its customers' requirements, the Company markets a wide range of services and ongoing support. The Company's service offerings include assessment and design, installation and integration, customization, project management, functional utilization of the Company's products and ongoing system support.

     Software Services. The Company provides software support services, including bug fixes, enhancements and hotline support, through a global network of service centers. This support network allows the Company to leverage information and resources across diverse geographic areas to respond efficiently to critical customer issues.

     Productivity Services. The Company's productivity services include business consulting, implementation consulting for EPD, design automation and PDM products, and customer education and training.

     Business consulting is an integral part of the Company's EPD strategy and includes the application of the Company's Product Development Diagnostic consulting approach and its best practices database to re-engineering of the Company's customers' design processes. The Product Development Diagnostic approach assesses the effectiveness of people, processes and technology in a customer's product development process, compares that with known industry best practices and highlights opportunities for improvement.

     Implementation consulting services may include technology integration, optimization and project management. Implementation consulting may also include specialized software development to integrate the Company's software products to the particular needs of the customer's product development process.

OPEN SERVICE SOLUTIONS

     The Company's Open Service Solutions (OSS) business provides services to both the Company's software customers and to customers of selected third party hardware and software vendors. The OSS offerings include system hardware and operating systems services, network design and implementation, systems integration, and database support and consulting for enterprise-wide systems and networks. Open Service Solutions is a worldwide support organization that is ISO 9000 certified.

     On March 19, 1997 the Company signed a non-binding letter of intent with M.D. Sass Investors Services, Inc. ("Sass"), a 17% shareholder of the Company, for the purchase by Sass of a 51% interest in the OSS business. (See "Recent Developments" above).

PRODUCT DEVELOPMENT

     The Company's software developers seek to understand customer requirements and rapidly and cost effectively build and deliver high quality products and enhancements that respond to those requirements. Its developers are organized into concurrent design and build teams, each of which has a focus on specific software development projects or basic technologies. The Company employs advanced software development tools widely. The Company has three principal development centers, located in Bedford, Massachusetts, San Diego, California and Pune, India.

     During 1994, 1995 and 1996, the Company spent approximately $58.8 million, $41.5 million and $40.1 million (including amounts capitalized as software development), respectively, on software research, development and engineering, constituting approximately 20%, 15% and 13% of its total software revenue.

SALES, MARKETING AND DISTRIBUTION

     The Company's customers are principally automotive, aerospace, shipbuilding, general mechanical and consumer goods manufacturers, for whom rapid and cost effective product development is critical. These customers build products having complex assemblies employing an extended enterprise of geographically dispersed developers and manufacturers.

     Sales to these customers are complex and usually involve providing diagnostic consulting and support for customer implementation of the Company's software products in an EPD process. These customers typically purchase not only software for component modeling, assembly design and product data management, but also diagnostics, implementation consulting and training.

     The Company has developed a specialized sales and support organization, which it refers to as its Global Industries Group, with knowledge of industry-specific development processes and the skills to advise and support the customer with respect to implementation of EPD.

     A key component of the Company's sales strategy is to target industry leaders for each of the Company's principal markets. Among its principal customers which are implementing the Company's EPD strategy are Lucas Aerospace Ltd., Halliburton Energy Services, Lockheed Martin Corporation, The Raytheon Company, BMW Rolls-Royce, Short Brothers, The Rover Group, Hughes Space and Communications Company, Vickers Shipbuilding and Engineering Ltd., Fiat Auto S.p.A., Peugeot S.A., Rolls-Royce Aerospace Group, Allison Engine Corporation and the four principal partners of Airbus Industrie -- Aerospatiale S.N.I., British Aerospace Airbus Limited, Construcciones Aeronauticas, S.A. and Daimler-Benz Aerospace Airbus GmbH.

     The Company markets its products and services through a worldwide direct sales force located in the United States, Europe, Australia and Asia. In those countries in which the Company does not have a direct sales force, the Company distributes its products through international distributors.

     To complement the Company's worldwide direct sales organization, the Company has established alternate channels of distribution, including value-added resellers and systems integrators.

     While no one customer accounted for more than ten percent of the Company's total revenue in 1996, the Company derived approximately 16% of its 1996 software product revenue from a contract with Electronic Data Systems, as a systems integrator to the Rolls Royce Aerospace Group and Allison Engine Corporation, and approximately 6% of its 1996 software product revenue related to a contract with Peugot S.A. including Automobile Peugeot and Citroen.

INTERNATIONAL OPERATIONS

     During 1994, 1995, and 1996, international sales, including U.S. export sales, accounted for approximately 69%, 73% and 73% of total revenue, respectively. Financial information concerning domestic and international operations and the Company's foreign currency hedging program appear in Note 8 and Note 2, respectively, of Notes to Consolidated Financial Statements.

     While computer technology and software have evolved toward universal standards, there continue to be differences in languages, applications and software usage among countries which are best recognized by local management. Country managers work closely with the heads of each of the Company's business units to tailor product development and marketing strategies to the needs of each foreign market. The Company has a significant presence in each of the major markets for its products, including North America, Germany, the United Kingdom, France, Italy and Japan. In addition, the Company also markets its products in Eastern Europe and the People's Republic of China.

PRODUCTION

     The Company designs, develops and produces the majority of its software products and makes its products, user manuals and other documentation available on a variety of electronic and printed media. Shipments are generally made within one to two weeks of receiving an order which is common in the software industry. In light of the short time between order and shipment of the Company's products, the Company generally has relatively little backlog at any given date, and the Company does not believe that backlog is representative of potential sales for any future period.

     The Company has from time to time licensed from third parties certain technology for inclusion in its products and expects that it will continue to do so in the future. These licenses generally provide for the Company's payment of royalties based on product sales. During 1995 and 1996, the Company expensed approximately $12.6 million and $16.1 million, respectively, for royalties and support fees to third parties.

COMPETITION

     The software markets in which the Company operates are highly competitive and characterized by rapid advances in technology. To compete successfully, the Company must continue to enhance its current products and services and develop new products and services which can be offered at competitive prices and on a timely basis.

     The Company considers its principal competitors in the EPD market to be IBM (which markets a component modeling system, CATIA, developed and maintained by Dassault Systems S.A.) and Unigraphics, a division of Electronic Data Systems. In the design automation market, the Company's principal competitors are Intergraph Corporation, Parametric Technology Corporation and Structural Dynamics Research Corporation. In the product data management market, the Company competes with a number of smaller companies, including Metaphase Technology, Inc. and Sherpa Corporation. In the area of design automation for complex assemblies, one of the Company's most significant sources of competition also comes from design tools developed internally by manufacturers to meet their own needs.

     The Company believes that the principal competitive factors in its markets are its ability to provide EPD products and services, product quality and functionality, product breadth and integration, support, ease of product use, sales and marketing strength, customer support services, corporate reputation and financial strength.

     Because of the intense competition and rapid technological changes in the industry, the Company's business will be adversely affected if the Company incurs significant delays in developing new products or enhancements, if such products or enhancements do not gain customer acceptance, or if products or technologies developed by others serve to render the Company's products or technologies noncompetitive or obsolete. The Company is aware of ongoing efforts by competitors to develop competitive products, and there can be no assurance that competitors will not develop equivalent or superior products to those produced by the Company. The Company's competitive position is also affected by the financial strength of its competitors. Many of the Company's current and potential competitors have greater financial and operating resources than the Company and the Company has a higher debt-to-equity ratio and a higher cash debt service than most of its competitors, and a negative net worth.

     The Company's services business competes on the basis of price and the quality and reliability of its customer services, support, consulting and training. As the Company continues to expand its services beyond its installed customer base to products sold by other vendors and to networks and systems integration services, the Company believes that competition will increase for non-proprietary products.

PROPRIETARY RIGHTS

     The Company relies on a combination of contracts, patents, copyrights and trade secrets to establish and protect its proprietary rights in technology. In addition, the Company maintains relevant trademark registration in its major markets. The Company distributes its products under software license agreements which grant customers licenses to the Company's products and which contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code of the Company's products is protected as a trade secret and as an unpublished copyrighted work. However, no assurance can be given that others will not copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     The Company believes that, due to the rapid technological advances within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology.

     From time to time, the Company is subject to claims of infringement by it of proprietary rights of third parties. There can be no assurance that such claims, if resolved in a manner unfavorable to the Company, will not have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1996, the Company had a total of approximately 2,000 employees. The Company has not experienced any work stoppages, and it considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

     The following persons are executive officers of the Company as of December 31, 1996, having been appointed to their respective positions to serve until the election and qualification of their respective successors.

     Russell E. Planitzer, age 53, Chairman of the Board of the Company since August 1989. Mr. Planitzer was Chief Executive Officer from April 1993 to November 1996 and President of the Company from April 1993 to November 1995. Mr. Planitzer was a General Partner of J.H. Whitney & Co. ("Whitney"), a private investment banking firm, for more than five years. He resigned from Whitney in November 1991. Mr. Planitzer is also a director of Intersolv, Inc.

     Kathleen A. Cote, age 48, President and Chief Executive Officer since November 1996 and President and Chief Operating Officer from November 1995 to November 1996. Previously, she was Vice President, Marketing and Services since 1994. Ms. Cote has been with the Company since November 1986, serving in various positions, including Vice President, Customer Service and Vice President, Manufacturing. She was appointed a Director of the Company in July 1996. Ms. Cote is also a director of Bay Networks, Inc.

     Barry F. Cohen, PhD., age 52, Senior Vice President, Human Development and Organizational Productivity since October 1993. Previously, he was the co-founder of Possibilities, Inc., a consulting firm specializing in individual development, organizational development and leadership development, for more than five years.

     Anthony N. Fiore, Jr., age 50, Vice President, Business Operations and General Counsel since 1994. Previously he served as Vice President, General Counsel since December 1989. He has been Corporate Secretary since 1990. He originally joined the Company in 1984.

     William A. Foniri, age 47, Vice President and Chief Financial Officer since July 1996 and Treasurer since March 1996. Prior to that time, he served as Vice President, Business Management from November 1995 to July 1996. Mr. Foniri has been with the Company since 1980 serving in various finance and service positions, including vice president, service business manager and director of finance and business planning for the Company's service organization.

     Rock S. Gnatovich, age 43, Vice President, Worldwide Marketing since February 1996. Mr. Gnatovich served in various positions at Structural Dynamics Research Corporation from 1990 to 1995, the most recent being Vice President of North American Product Data Management. Prior to that he worked for approximately five years at each of CIMLINC and Applicon.

     James E. Hayden, age 43, Vice President, Controller since June 1995. He was appointed Corporate Controller in June 1994. Mr. Hayden has been employed by the Company since 1986 and has served in various positions within the finance organization, including Director of Finance and Administration for the international sales subsidiaries.

     Attilio Rimoldi, age 54, Senior Vice President, Research and Development from January 1994 to February 1997. Mr. Rimoldi served as a consultant to the Company from July 1992 to 1994, working with the

Company's customers and software developers in Europe. Previously he worked for Intergraph Corporation for nine years, first as Vice President of the Mechanical Business Unit and most recently as President of its European Mechanical Competence Center. In February 1997, Mr. Rimoldi left the Company.

     Edward D. Wagner, age 38, Vice President, Business Manager for PELORUS from October 1995 until January 1997. Previously, Mr. Wagner was Vice President of Marketing at Rasna Corporation from 1993 to 1995. From 1987 to 1993, he was a founder and principal of Boston Communications, a marketing strategies and public relations consulting firm that specialized in design automation. In January 1997, Mr. Wagner left the Company.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Bedford, Massachusetts. The Company's principal facilities are as follows:

                                                                  TOTAL
                                                                 SQUARE        LEASE
                 LOCATION                    OPERATION           FOOTAGE     EXPIRATION
        --------------------------    -----------------------    -------     ----------
        Bedford, MA(1)............    Administrative and R&D     284,500     12/31/2009
        Wiesbaden, Germany(1).....    Sales and Service           97,200     08/31/2005

---------------
(1) These facilities have excess or vacant space which the Company is attempting to sublease.

     The Company also leases additional space in various locations throughout the United States and abroad, primarily for sales, customer service and R&D operations. The Company believes that its existing facilities are adequate to meet its current requirements. Approximately 62.5% of the space in the facilities listed in the foregoing table is currently used by the Company in its operations.

     The Company has approximately 203,600 square feet of vacant leased facilities that it is currently attempting to sublease. It is also subleasing approximately 764,600 square feet at a loss. A substantial portion of these sublet facilities are located in the Northeastern region of the United States and in the United Kingdom. The Company is continuing its efforts to sublease all its vacant facilities.

     If the Company is unsuccessful in its efforts to negotiate additional subleases or extend existing subleases on these facilities, the future cash needs to meet these facility obligations will be substantial, including approximately $11 million in 1997, $12 million in 1998, and $12 million in 1999, net of known sublease receipts and assuming there are no lump-sum settlements on any of the leases. Based upon current and expected real estate conditions, the Company has reserved approximately $61.5 million in connection with its vacant facility obligations for financial reporting purposes as of December 31, 1996, which it believes is adequate. (See Note 6, "Capital Leases, Lease Commitments and Rent Expense" of Notes to Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

     (1) On March 28, 1991, Joseph and Josephine Dieter, former stockholders of the Company, brought suit against the Company, DR Holdings, DR Acquisition Corporation, a former subsidiary of DR Holdings, Mr. Russell E. Planitzer, Chairman of the Board of Directors of the Company, and Messrs. Don E. Ackerman and Peter M. Castleman, former directors of the Company, in the Court of Chancery of Delaware as both an individual and a class action (on behalf of all persons, other than the defendants, who were stockholders of the Company on December 28, 1989). The suit arises out of the merger between the Company and certain subsidiaries of DR Holdings, and the related merger agreement. The suit alleges, among other things, that, in connection with the acquisition of the Company by DR Holdings, the Board of Directors of the Company breached its fiduciary duties to Company stockholders by (i) approving the merger which plaintiffs allege was unfair to Company stockholders, and (ii) by not withdrawing from the merger agreement and/or renegotiating the consideration that was to be received by Company stockholders whose shares were not purchased in the tender offer. The plaintiffs seek, among other things, an order granting all Company stockholders as of

December 28, 1989 damages in an undetermined amount. The plaintiffs then filed an amended and supplemented complaint which removed DR Holdings as a defendant since it is in bankruptcy, and removed DR Acquisition Corporation since it had been merged into the Company. The trial occurred in September of 1996. The Company is in the process of filing post trial briefs and the Court is expected to have the matter under submission by July, 1997. Although the parties have engaged in post-trial settlement discussions, it is not yet possible to predict the outcome or quantify any possible exposure of the Company. If this lawsuit is not settled, and the court awards the plaintiffs substantial monetary damages, it could have a material adverse effect on the Company's financial condition and results of operations.

     (2) In a letter dated June 11, 1993, the United States Environmental Protection Agency ("EPA") notified the Company of its potential liability pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for a release of hazardous substances disposed of at the Shaffer Landfill portion of the Ironhorse Park Superfund Site in Billerica, Massachusetts ("Shaffer Site"). The Company was one of approximately 60 businesses and individuals to receive such a letter. The Company is cooperating with approximately 30 other potentially responsible parties ("PRPs") who have formed a group, and expects to participate in the common efforts of that group. The Company has informed the EPA of its intent to cooperate with the other PRPs in common efforts. The Company investigated the extent of its involvement with the Shaffer Site and participated in a confidential mediation process which allocated remedial costs among the members of the PRP group. The Company has received information through the PRP group indicating that the anticipated costs of completing the EPA's proposed remedy at the Shaffer Site is likely to range between $20 million and $30 million. After the PRPs failed to reach agreement with the EPA regarding settlement, the Department of Justice ("DOJ") and the Massachusetts Attorney General ("MAG") both filed complaints on January 5, 1995, seeking past costs against 10 PRPs. The Company was not named. However, it could be named later by the government, and some of the named defendants have indicated they will commence third-party actions against other PRPs, including the Company, if ongoing negotiations do not result in a settlement. Negotiations have been ongoing relative to several substantive matters and the Company cannot predict at this time if any agreement on issues will be reached with the government.

     (3) Several tax issues which pertain to Computervision tax returns for years prior to 1988 (when Computervision was acquired by Prime Computer, Inc.) remain outstanding. The most significant issue involves the qualification of a domestic international sales corporation ("DISC") for tax years 1983 and 1984. If the DISC is disqualified, the Company will be subject to additional tax and interest in the range of $9.0 million to $12.0 million after the usage of net operating losses. A trial on these issues was held before the Tax Court on October 25, 1994. On March 18, 1996 the Tax Court ruled in favor of the Company. On April 16, 1996 the Company filed a Motion for Reconsideration with the Tax Court on the one issue, which concerned whether income was reportable as capital gain or ordinary income, on which the decision was unfavorable to the Company. The Motion for Reconsideration was denied by the Judge on May 27, 1996. As to the portion of the decision unfavorable to the government, the Company does not know whether the government will appeal the decision. Even if the government does not appeal the decision, the Company will owe some tax and interest on this case, but is also owed a refund on a related case. The computation of the tax payment and the timing of the tax payment and refund have not been determined. The Company's calculation of the adjustments resulting from the Court's decision were reviewed by Counsel and submitted to the IRS on November 12, 1996.

     (4) The Company is involved in numerous other legal proceedings and litigation incidental to the normal course of the Company's business. The Company believes that the ultimate disposition of these other proceedings and litigation will not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is listed on the New York Stock Exchange, ticker symbol CVN. The Company's debentures and notes are not listed on any exchange.

     The high and low prices of the Company's common stock in 1995 and 1996, as reported by the New York Stock Exchange's consolidated transaction reporting system, are shown in the table below.

                                                                       1995
                                                                   ------------
                                                                   HIGH     LOW
                                                                   ----     ---
            1st Quarter..........................................  $ 6 1/8  $3 5/8
            2nd Quarter..........................................  $ 6 3/4  $4 3/4
            3rd Quarter..........................................  $14 3/8  $6 1/4
            4th Quarter..........................................  $15 1/2  $9 3/4

                                                                       1996
                                                                   ------------
                                                                   HIGH     LOW
                                                                   ----     ---
            1st Quarter..........................................  $15 1/4  $ 9
            2nd Quarter..........................................  $12 3/4  $8 3/4
            3rd Quarter..........................................  $10 5/8  $5 3/4
            4th Quarter..........................................  $10 3/8  $7 7/8

     The Company's Revolving Credit Agreement prohibits the Company from paying cash dividends. The Company is also restricted from paying cash dividends under the terms of the Indenture for its 11 3/8% Senior Subordinated Notes due 1999. Although a prior bank credit agreement permitted limited dividends, on October 21, 1993, the Board of Directors of the Company voted to discontinue paying dividends.

     As of March 25, 1997, there were 63,575,158 shares of the Company's common stock outstanding held by approximately 3,071 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The response to this item is contained in Note 14, "Selected Financial Data" of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and footnotes for the years ended December 31, 1994, 1995 and 1996 included elsewhere in this report. The amounts set forth below are in thousands, except per share data.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     International operations accounted for approximately 69%, 73% and 73% of the Company's total revenue during 1994, 1995 and 1996, respectively. Consequently, the Company's results of operations were affected by movements in foreign exchange rates. However, the Company enters into foreign exchange forward contracts on firm intercompany balances in order to mitigate a portion of the foreign exchange rate exposure.

     On September 25, 1996, the Company signed a definitive Asset Purchase Agreement to sell its Open Service Solutions ("OSS") business to an affiliate of J.F. Lehman & Company ("J.F. Lehman"). On March 19, 1997, the Company announced the termination of its agreement with J.F. Lehman and the signing of a non-binding letter of intent with M.D. Sass Investors Services, Inc. ("Sass"), a 17% shareholder of the Company, for the purchase by Sass of a 51% interest in the OSS business. In connection with this transaction, the Company will receive from Sass $5,100 in cash and will receive from the entity that operates the OSS business (a) $25,000 in cash and (b) a promissory note in the amount of $25,000. The cash payment of

$25,000 will be funded by a bank loan to the OSS business, secured by its assets. The Company will continue to own 49% of the OSS business, subject to an option granted to OSS to purchase up to one-fifth of the balance of the Company's equity position. The transaction is subject to execution and delivery of a definitive agreement and to the availability of financing, receipt of approval from the Company's banks, compliance with the Company's financing instruments and other customary closing conditions. As a result, no assurance can be given that the transaction will be consummated.

  Software Revenue and Gross Margins

     Total 1996 software revenue increased $16,214 or 6% from 1995, as product revenue increased $28,012 or 17% and service revenue decreased $11,798 or 10%. Product and service revenue for 1996 included unfavorable foreign exchange impacts of $3,700 and $3,400, respectively. The 1996 product revenue increase was primarily attributable to volume increases and included $27,000 related to a contract with Electronic Data Systems as systems integrator to the Rolls-Royce Aerospace Group and Allison Engine Company and $11,200 related to a contract with Peugeot SA, including Automobiles Peugeot and Citroen, while 1995 product revenue included $11,900 related to contracts with the Airbus Consortium (British Aerospace Airbus Limited, Aerospatiale S.N.I., and Daimler Benz Aerospace Airbus GmbH). During 1996, revenue from the Company's CADDS and product data management software products increased $17,600 or 17% and $16,000 or 56%, respectively, over 1995 primarily due to favorable customer response to the Company's Electronic Product Definition products. Revenue from several of the Company's older mechanical CAD software products declined by $5,400 or 20% from 1995, as expected demand for these products declined. Service revenue decreased primarily due to an unfavorable year over year foreign exchange impact, continued lower maintenance revenue as a result of lower pricing on new products and upgrades within the existing customer base, and decreased training revenue, offset by increased consulting revenue.

     Total 1995 software revenue increased slightly from 1994, and included favorable foreign exchange impacts of $5,900 and $7,400 on product and service revenue, respectively. The 1995 product revenue included $11,900 related to contracts with the Airbus Consortium (British Aerospace Airbus Limited, Aerospatiale S.N.I. and Daimler Benz Aerospace Airbus GmbH) while 1994 product revenue included $16,400 related to a contract with Rolls-Royce plc. Product revenue increased slightly principally due to increases in CADDS software products, offset by decreases in the Company's other product lines as the Company transitioned to its newer products. Service revenue decreased slightly from 1994, primarily due to continued lower maintenance revenue as a result of lower unit prices as new products are introduced, offset by increased training and consulting service revenue.

     Software product margins for 1996 were 91% compared to 90% and 81% for 1995 and 1994, respectively. The improvement in software product margins in 1996 primarily resulted from a decrease in amortization of previously capitalized software costs, partially offset by increased royalties for software licensed from third parties. The improvement in 1995 margins from 1994 primarily resulted from a decrease in amortization of previously capitalized software costs.

     Services margins for 1996, 1995 and 1994 were 39%, 42% and 41%, respectively. The decrease in services margins in 1996 was primarily due to decreased maintenance margins resulting from competitive pricing pressures, and decreased training margins. The improvement in 1995 margins from 1994 primarily resulted from lower costs due to the full benefit of the 1994 reorganization of software support into regional centers.

  Other Revenue and Gross Margins

     Other services revenue (representing the OSS business unit) for 1996 decreased $46,089 or 21% from 1995, and included an unfavorable year over year foreign exchange impact of $3,200. The decrease was primarily due to the expected continuing reduction in proprietary hardware services, which declined approximately $41,700 or 31% year over year, as well as the disruption caused by the September 25, 1996 agreement to sell the OSS business to J.F. Lehman.

     Other services revenue for 1995 decreased $66,985 or 23% from 1994. The decrease was primarily due to the expected continuing reduction in hardware services, which declined $60,996 or 30% year over year, offset by a favorable year over year foreign exchange impact of $10,000.

     Other services margins for 1996, 1995 and 1994 were 23%, 30% and 32%, respectively. The decreases in margins were attributable to several factors, including the disruption caused by the Sepember 25, 1996 agreement to sell the OSS business to J.F. Lehman, the recording of certain inventory reserve provisions and a shift in the revenue mix towards system integration revenue which contributes a lower margin.

  Selling and Administrative Expense

     Total selling and administrative expense for 1996 increased $2,455 or 2% from 1995, and included a favorable year over year foreign exchange impact of $2,600. The increase was primarily due to increased spending for marketing and the cost of a special service bonus to the former CEO. Total selling and administrative expense for 1995 decreased $14,712 or 9% from 1994, due to the cost benefits associated with the resizing of the Company's administrative operations. This decrease was partially offset by an unfavorable foreign exchange impact for 1995 of $6,200. The decrease in other services selling and administrative expense year over year results from a decrease in other services revenue as a percentage of total revenue.

  Research, Development and Engineering Expense

     Software product research, development and engineering expense for 1996, 1995 and 1994 is net of amounts capitalized as software development costs of $0, $0 and $1,545, respectively. Software product research, development and engineering expenditures (software product research, development and engineering expense plus capitalized software) as a percentage of total software revenue for 1996, 1995 and 1994 was 13%, 15% and 20%, respectively.

     Total 1996 research, development and engineering expense decreased $2,289 or 5% from 1995 primarily due to additional cost savings resulting from the continued reallocation of development to the Company's development facility in India. Total 1995 research, development and engineering expense decreased $16,186 or 27% from the prior year. The 1995 decrease was primarily due to reductions in costs as a result of the reorganization and refocus of research and development activity, including reallocation of development to the Company's development facility in India (opened in 1994), the elimination of managerial positions while maintaining a focused software development capacity and the elimination of non-strategic activities and product lines, offset by reduced software capitalization.

  Non-recurring Charges

     The 1996 results include a non-recurring charge of $14,500 which represents $3,500 of purchased in-process R&D associated with the acquisition of 3rd Angle Ltd., a UK-based technology company, and $11,000 of restructuring costs associated with the implementation of ongoing cost savings (primarily personnel reductions and the closing of facilities). The 1996 results also include a non-recurring charge of $5,000 associated with the write-off of fees and expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman. There were no non-recurring charges in 1995 or 1994.

  Interest and Other Expense, Net

     Interest and other expense, net for 1996 decreased $14,118 or 31% from 1995 and decreased $4,757 or 10% in 1995 from 1994 due primarily to the redemption in full of the $125,000 10 7/8% Senior Notes in the fourth quarter of 1995 (See "Long-Term Liquidity" below) and a reduction in costs associated with the Company's revolving line of credit.

  Income Taxes

     The provision for income taxes is lower than the statutory rate in all periods primarily due to the benefit of prior year net operating loss carryforwards (See Note 7 "Provision for Income Taxes" of Notes to Consolidated Financial Statements).

  Extraordinary Charge

     During the fourth quarter of 1995, the Company recorded an extraordinary charge relating to a redemption premium ($5,437) and fees ($2,493) associated with the early retirement of the Company's $125,000 10 7/8% Senior Notes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The software industry segment in which the Company operates is subject to continuing changes and significant competitive pressures. The Company faces several risks in its business, some of which are beyond its control. The following is a discussion of some of the risks which the Company faces.

     Potential Fluctuations of Quarterly Operating Results; Impact of Significant Contracts. The Company's quarterly operating results may vary significantly depending on factors such as the timing of significant orders and the timing of new product introductions by the Company and its competitors. The majority of the Company's software product revenues in each quarter result from orders booked in that quarter and a substantial portion of the Company's orders and shipments typically occur during the last two weeks of each quarter so that forecasting of revenue is uncertain. As expenses in the short term are incurred in advance of expected revenues, the Company may not be able to reduce expenses commensurately with an unanticipated shortfall in revenue in a given quarter.

     The Company has focused its direct software sales efforts primarily on large customers. The Company expects this reliance on large customers to continue into 1997. As the software and services provided under large contracts affect the customer's entire enterprise and affect the core of the customer's product development efforts, the purchase decisions are made at senior management levels of the enterprise and the sales cycle is generally much longer than is typically the case, making the timing of such orders more difficult to anticipate. In addition, the customer's own design cycle and capital spending budget will affect the timing of orders. A large customer's delay in making purchase decisions, or the Company's failure to obtain one or more significant contracts could have a material adverse impact on the orders and shipments planned for a current or future quarter.

     The Company also markets its products in Eastern Europe and the People's Republic of China where issues of governmental approval and hard currency availability further lengthen the sales cycle and affect the predictability of orders.

     Large contracts increasingly require the Company to provide additional consulting and other services. At times, the customer's implementation schedule may differ from the Company's expectations and the Company may incur costs to fulfill its contractual commitments before the customer requests implementation services.

     In addition, the Company has historically experienced a seasonal decline in revenue in the first and third quarters of each fiscal year, primarily due to capital budgeting cycles of customers and the European holiday schedule, respectively.

     New Products, Technological Change and Market Pressures. The Company continues to devote substantial resources to the research, development, acquisition and marketing of design automation, product data management and workflow technologies, and believes that their acceptance by customers is critical to the future success of the Company. However, the development of new technology and products is made increasingly complex and uncertain, as the Company expands its use of third party technology through licensing or acquisition. There can be no assurance that the Company will be successful in developing, acquiring or licensing, and marketing these new products, that customers will accept them or that competitors will not develop products or technologies which render the Company's products or technologies noncompetitive or obsolete.

     In addition to new technology, competitors are constantly marketing their products in new ways, with new pricing, combinations of products and service options which may affect the Company's own pricing and packaging decisions and margins. Also, competitors are aligning with new partners and buying technology to strengthen the breadth of their product offerings and reduce the Company's distinctive breadth of product offerings.

     Dependence on Certain Industries. The Company sells its products to customers in a number of industries, but its product revenues are heavily concentrated in the automotive, aerospace and shipbuilding industries and may be adversely affected by reductions in capital spending in these industries, as well as cyclical economic trends affecting these industries. The Company's future revenues would also be adversely affected by future declines in sales to its automotive, aerospace and shipbuilding customers. In addition, customers in these industries tend to continue with a technology choice for long periods (an entire development cycle) so that an opportunity lost at a given customer will not become a new opportunity for several years.

     OSS Business. The Company has signed a non-binding letter of intent to sell a 51% interest in the OSS business. The Company's failure to complete this sale and the related transactions, and/or disruptions to the business caused while the sale is being consummated, could have an adverse impact on OSS revenue and, thereby, affect the Company's overall operating results and cash flow. In addition, the Company's inability to offset attrition in maintenance revenue with increased systems integration and networking revenue, and to offset a revenue decline with reduced costs, would have an adverse impact on the financial performance of the OSS business and the Company.

     Possible Limitations on Net Operating Loss Carryforwards. In the past, the Company has incurred substantial net operating loss carryforwards ("NOLs") which may reduce taxes owed on future taxable income (See Note 7, "Provision for Income Taxes" of Notes to Consolidated Financial Statements). The Internal Revenue Code of 1986, as amended (the "Code") places annual limitations on the ability of a corporation to use NOLs to offset taxable income for taxable years following a change of more than 50% of the ownership of a corporation. In 1996, a change of more than 50% of the ownership of the corporation occurred, which results in an annual limitation on the usage of NOLs of approximately $40,000 to $50,000. Although the Company has computed its NOLs and reported them to the Internal Revenue Service (the "IRS") in a manner that indicates that they generally will be available to be used to offset the Company's taxable income in future years, there is a significant possibility that the IRS will disagree with the Company's determination of the amount of NOLs that could be so used. In such event, if the IRS were to prevail, the use of a portion or all of the Company's NOLs could be disallowed and the Company would realize taxable income at an earlier time than would otherwise be the case. In such an event, the Company would be required to pay increased taxes from cash flow and could be required for financial reporting purposes to increase its future provisions for income taxes, thereby reducing the Company's net income.

     Other Risks. The Company faces other risks in common with others in the software industry which could also impair the Company's future financial performance. For example, the market for high technology stocks is extremely volatile and can be affected by factors beyond the Company's control, such as the performance of the Company's competitors, market conditions in the CAD/CAM and PDM industries or general economic conditions. International sales are subject to additional risks, including the fact that foreign countries could impose additional withholding taxes or otherwise further tax the Company's income, impose tariffs or adopt other restrictions on foreign trade; agreements and intellectual property rights may be difficult to enforce through a foreign country's legal system; and unfavorable exchange rate shifts may be difficult to anticipate. Despite a significant reduction in the Company's long term indebtedness, the Company remains highly leveraged and has a stockholders' deficit which may place the Company at a competitive disadvantage. The risks from competition, liquidity needs, loss or challenge to proprietary rights and litigation described elsewhere in this report could also have an adverse effect on future financial results.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

     As a result of the 1996 and previous restructurings, including the 1993 exit from the hardware resale business, the Company has substantial cash payment obligations that are unrelated to its current operations. The Company expects to make cash payments in respect of such liabilities of approximately $27,000 in 1997. The Company will record a non-recurring charge of approximately $7,000 in the first quarter of 1997, related primarily to completing the separation of the OSS business from the software business. In addition, the Company expects to record a non-recurring charge of approximately $12,000 in the second quarter of 1997 related to restructuring the software business due principally to the Company's failure to meet its revenue plan for the first quarter of 1997 and the resulting revisions to its 1997 business plan, as described below. The Company believes that cash generated from operations, supplemented by borrowings under the Revolving Credit Facility ("Revolving Credit Facility") and from factoring arrangements which may be entered into from time to time will be sufficient to fund such cash payments, as well as debt service, normal working capital and other cash requirements.

     The Revolving Credit Facility provided for a revolving line of credit (the "Revolving Credit Line") of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at December 31, 1996 were $8,521 and there were no borrowings outstanding. The Revolving Credit Facility requires the Company to satisfy certain financial and other covenants. As a result of the non-recurring charges of $19,500 in the fourth quarter of 1996 (See "Non-recurring Charges" above) and an expected non-recurring charge of $7,000 in the first quarter of 1997, the Company would not have satisfied the financial covenants of its Revolving Credit Facility. As a result, the Company and its lending banks signed an amendment which modifies the financial covenants through December 31, 1997. The Company also agreed with its banks that it would amend the Revolving Credit Facility to provide for a borrowing base limitation and would limit outstanding borrowings to $18,800, including letters of credit ($3,800 outstanding at March 27, 1997) until the facility is so amended. Loans under the Revolving Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On December 31, 1996, the rates ranged from 7.5% to 9.25%.

     Due to the substantial shortfall in revenue for the quarter ended March 30, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility (under which no borrowings were outstanding) ("Bank Covenants"). On April 15, 1997, the Company reached an agreement with its lending banks to waive the default in the Bank Covenants for the quarter ended March 30, 1997, to amend the Bank Covenants to conform with the Company's revised business plan for 1997, and to implement a borrowing base limitation (the "April 1997 Amendment"). Pursuant to the terms of the April 1997 Amendment, the Company may borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision S.A. (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Until such time as the April 1997 Amendment is executed, the Company may borrow on its U.S. accounts receivable ($8,800 at March 30, 1997). Thereafter, until the security interests are perfected, the Company may borrow the lesser of the borrowing base limitation and (i) $25,000 for the period from April 15, 1997 to June 30, 1997, and (ii) $35,000 thereafter. In addition, the April 1997 Amendment also limits the borrowings outstanding at the end of each fiscal quarter ($18,000 for the second quarter of 1997, $21,000 for the third quarter of 1997 and $16,000 for each subsequent quarter), and increases the interest rate to LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus 3% for borrowings greater than $25,000.

     Because the Company's borrowings under the amended Revolving Credit Facility will be limited to a fixed percentage of the Company's accounts receivable, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its revised business plan for 1997. If the Company is unsuccessful in achieving its business plan, its short-term liquidity will be adversely impacted, which could require a curtailment of certain business activities that in turn could have a material adverse effect on the Company's business.

     As discussed above, the Company has signed a non-binding letter of intent regarding the sale of 51% of its equity interest in the OSS business. If the transaction is completed, the Company expects to use the net proceeds to meet short-term working capital needs. If the transaction is not completed, the Company expects to continue to manage the OSS business.

     The indenture governing the Company's 8% Convertible Subordinated Debentures requires the Company to make, by December 1 of each year commencing in 1995 and ending in 2008, sinking fund payments of

$5,500 per year. The Company may, however, satisfy this sinking fund requirement, in whole or in part, through certain redemptions, or purchases and delivery to the indenture trustee for cancellation, of 8% Convertible Subordinated Debentures. The December 1995 sinking fund requirement was satisfied by delivery for cancellation of debentures held by the Company. The December 1996 sinking fund requirement was satisfied in part by delivery for cancellation of $4,525 principal amount of debentures held by the Company. The remaining requirement was satisfied by purchase and delivery of $975 principal amount of debentures.

     Despite a significant reduction in the Company's long term indebtedness, the Company remains highly leveraged and has a stockholders' deficit. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

LONG-TERM LIQUIDITY

     The Company's principal long-term liquidity requirements are payments for interest, previously accrued restructuring obligations and capital expenditures as well as the repayment of the Senior Subordinated Notes which mature in 1999. The Company expects to meet its long-term liquidity requirements, including repayment of its Senior Subordinated Notes, through funds generated from operations, bank borrowings, and sales of equity and/or debt securities. The Company believes that it will require additional funds in 1999 to satisfy these obligations and, as a result, will seek to obtain such funds through a sale of equity and/or debt securities or other financing arrangements. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

     On October 25, 1995, the Company completed a public offering of 13,800 shares of common stock at $12 per share. The net proceeds from this sale, approximately $155,000, were applied on December 4, 1995 to the redemption in full of the outstanding $125,000 Senior Notes due in 1997. The total cost of the redemption, including the redemption premium and interest accrued to the redemption date, was approximately $135,000.

     Since 1989, the Company has incurred substantial obligations in connection with the restructuring of the Company. The Company estimates that it will be required to make cash payments of approximately $27,000, $14,000 and $12,000 in 1997, 1998 and 1999, respectively, of which $11,000, $12,000 and $12,000, respectively, relate to vacant or partially vacant leased premises, net of known sublease receipts and assuming that there are no lump-sum settlements on any of the leases. To the extent the Company is unable to negotiate additional subleases on its excess real estate or negotiate favorable settlements, the Company's total future cash needs to meet these rental obligations and anticipated operating costs will be approximately $73,000 through 2011, including the amounts stated above. Based upon current and expected real estate conditions, the Company has reserved $61,500 in connection with its net vacant facility obligations for financial reporting purposes as of December 31, 1996, which it believes to be adequate.

OPERATIONS AND INVESTMENTS

     The Company generated $7,882 of cash from operations during 1996 compared to generating $11,961 of cash from operations in 1995. During 1996, current assets used cash of $7,309 and current liabilities used cash of $36,510. During 1995, current assets generated cash of $12,460 and current liabilities used cash of $57,917. The year to year change in current assets was driven primarily by the 1996 investment in accounts receivable. The year to year change in current liabilities resulted primarily from a reduction in restructuring payments made.

     The Company expended $11,479 for property and equipment during 1996 compared to $9,172 in 1995. The increase was primarily due to increased leasehold improvements and the timing of development software license purchases. Other assets increased $643 in 1996 and decreased $2,521 in 1995. The change was primarily due to an increase in amounts capitalized for software purchases in 1996.

LEGAL PROCEEDINGS

     As discussed in Note 13 "Litigation" of Notes to Consolidated Financial Statements, the Company is a party to several legal proceedings, certain of which could have a material adverse effect upon the Company's business if unfavorable judgments are rendered against the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company on pages to of this Form 10-K are indexed herein under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9.  CHANGES AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's Directors is incorporated by reference herein to material under the captions "Nominees and Other Members of the Board of Directors" and "Certain Transactions -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1997 (the "Proxy Statement"). Information concerning the Company's Executive Officers is included in Part I under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is contained in the Company's Proxy Statement under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is incorporated herein by reference to the material under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference to the material under the caption "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

14(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

     Set forth below is a listing of the Consolidated Financial Statements of the Company with reference to the page numbers in this Form 10-K at which such Statements are disclosed.

                                                                        PAGE NUMBERS OF
                                                                        THIS FORM 10-K
                                                                        ---------------
        Report of Management..........................................         19
        Report of Independent Public Accountants......................         20
        Consolidated Balance Sheets -- December 31, 1995 and 1996.....         21
        Consolidated Statements of Income for the Years Ended December
          31, 1994, 1995, and 1996....................................         22

                                                                        PAGE NUMBERS OF
                                                                        THIS FORM 10-K
                                                                        ---------------
        Consolidated Statements of Stockholders' Equity (Deficit) for
          the Years Ended December 31, 1994, 1995, and 1996...........         23
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1994, 1995, and 1996...........................         24
        Notes to Consolidated Financial Statements....................         25

14(a)(2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The documents and schedules listed below are filed as part of this report:

                                                                        PAGE NUMBER OF
                                                                        THIS FORM 10-K
                                                                        ---------------
        Schedule II -- Allowance for Doubtful Accounts................         45

     All other schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

     Financial statements are presented on a consolidated basis since the Company is primarily an operating company. All subsidiaries included in the consolidated financial statements are wholly-owned by the Company with the exception of the Company's Japanese subsidiary which is 70% owned by the Company.

14(a)(3) EXHIBITS

     The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

14(b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed on October 1, 1996 to report that the Company had signed an agreement for the sale of its Open Service Solutions business to an investment group headed by J.F. Lehman & Company.

     A report on Form 8-K was filed on October 31, 1996 to report the Company's financial results for the third quarter of 1996.

     A report on Form 8-K was filed on November 12, 1996 to report the appointment of Kathleen A. Cote as Chief Executive Officer of the Company.

     A report on Form 8-K was filed on January 16, 1997 to report the Company's preliminary financial results for the fourth quarter of 1996 and certain related matters.

     A report on Form 8-K was filed on February 3, 1997 to report the Company's financial results for the fourth quarter and year ended December 31, 1996.

     A report on Form 8-K was filed on March 25, 1997 to report (a) the termination of the Company's agreement with J. F. Lehman & Co. to purchase its Open Service Solutions (OSS) business unit, (b) the signing of a non-binding letter of intent for the sale of 51% of OSS to M. D. Sass Investors Services, Inc., an affiliate of the Company, and (c) the appointment of James P. Regan as President and CEO of the renamed services business, CV Services International.

     A report on Form 8-K was filed on April 8, 1997 to report (a) the Company's preliminary financial results for the first quarter of 1997 and (b) the election of James B. Rubin, Senior Managing Director of M. D. Sass Investors Services, Inc., a 17% shareholder of the Company, as a member of the Company's Board of Directors.

                              REPORT OF MANAGEMENT

     The accompanying consolidated financial statements and related information of Computervision Corporation and subsidiaries (the "Company") have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on management's best estimates and judgments.

     Management is also responsible for maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results. The Company has established and maintains a system of internal controls designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. The Company's internal control system is based upon standard procedures, policies and guidelines and organizational structures that provide an appropriate division of responsibility and the careful selection and training of qualified personnel. Our internal auditors monitor compliance with the system of internal controls by means of an annual plan of internal audits. On an ongoing basis, the system of internal controls is reviewed, evaluated and revised as necessary in light of the results of constant management oversight, internal and independent audits, changes in Computervision's business and other conditions.

     The Company's accompanying consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose audit was made in accordance with generally accepted auditing standards. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audit were valid and appropriate. The Report of Independent Public Accountants appears below.

     The Board of Directors exercises its oversight responsibility for the consolidated financial statements through its Audit Committee, comprised of Directors who are not employees of the Company. Periodically, the Committee meets privately with the internal auditors and the independent auditors and representatives of management to assure that each is carrying out its responsibilities. To assure independence, Arthur Andersen LLP has full and free access to the Audit Committee to discuss internal accounting control, auditing and financial reporting matters.

KATHLEEN A. COTE                                   WILLIAM A. FONIRI
President and Chief                                Vice President Finance, Chief
Executive Officer                                  Financial Officer and Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Computervision Corporation:

     We have audited the accompanying consolidated balance sheets of Computervision Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computervision Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 27, 1997 (except with
respect to the matter discussed
in Note 4, as to which
the date is April 15, 1997)

                           COMPUTERVISION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1995             1996
                                                                    ------------     ------------
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................  $     50,979     $     38,565
  Accounts receivable, less allowance for doubtful accounts of
     $3,623 and $2,929, respectively..............................        92,271          102,509
  Current deferred income taxes...................................        16,444            7,448
  Prepaid expenses and other current assets.......................        18,003           16,019
                                                                    ------------     ------------
          TOTAL CURRENT ASSETS....................................       177,697          164,541
PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and leasehold improvements......................        41,367           35,524
  Production and test equipment...................................         7,230            4,777
  Computer systems and spares.....................................        99,780           67,001
  Office equipment and other......................................        22,261           19,251
                                                                    ------------     ------------
                                                                         170,638          126,553
  Less -- accumulated depreciation................................      (124,230)         (95,498)
                                                                    ------------     ------------
PROPERTY AND EQUIPMENT, NET.......................................        46,408           31,055
                                                                    ------------     ------------
DEFERRED INCOME TAX ASSETS........................................        10,766            4,113
CAPITALIZED SOFTWARE..............................................         2,105            1,276
DEFERRED FINANCE COSTS............................................         5,344            3,734
OTHER ASSETS......................................................         4,597            3,626
                                                                    ------------     ------------
                                                                    $    246,917     $    208,345
                                                                    ============     ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable................................................  $     27,259     $     19,776
  Notes payable and current portion of long-term debt.............         9,186            9,888
  Accrued compensation, severance and related costs...............        61,722           57,482
  Deferred revenue and customer advances..........................        39,148           40,503
  Accrued and deferred income taxes...............................        31,910           15,019
  Other current liabilities and accrued expenses..................        90,977           81,822
                                                                    ------------     ------------
          TOTAL CURRENT LIABILITIES...............................       260,202          224,490
                                                                    ------------     ------------
DEFERRED INCOME TAXES.............................................        27,284           30,174
LONG-TERM DEBT, LESS CURRENT PORTION..............................       222,641          217,346
OTHER LONG-TERM LIABILITIES.......................................        74,516           53,110
COMMITMENTS AND CONTINGENCIES (see Notes 2, 6 and 13)
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     none issued and outstanding
  Common stock, $0.01 par value; 100,000,000 shares authorized;
     62,815,017 and 63,509,999 shares, respectively, issued and
     outstanding..................................................           628              635
  Capital in excess of par value..................................     1,183,056        1,186,109
  Retained deficit................................................    (1,533,351)      (1,511,148)
  Cumulative translation adjustment...............................        11,941            7,629
                                                                    ------------     ------------
          TOTAL STOCKHOLDERS' DEFICIT.............................      (337,726)        (316,775)
                                                                    ------------     ------------
                                                                    $    246,917     $    208,345
                                                                    ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1994           1995           1996
                                                         --------       --------       --------
SOFTWARE REVENUE
  Product..............................................  $163,199       $163,716       $191,728
  Services.............................................   122,980        122,885        111,087
                                                         --------       --------       --------
          Total Software Revenue.......................   286,179        286,601        302,815
OTHER SERVICES REVENUE.................................   287,458        220,473        174,384
                                                         --------       --------       --------
          Total Revenue................................   573,637        507,074        477,199
COST OF SALES
  Software
     Product...........................................    30,218         17,181         16,382
     Services..........................................    72,682         70,704         67,748
  Other Services.......................................   196,743        154,870        134,686
                                                         --------       --------       --------
          Total Cost of Sales..........................   299,643        242,755        218,816
                                                         --------       --------       --------
GROSS PROFIT...........................................   273,994        264,319        258,383
SELLING AND ADMINISTRATIVE EXPENSE
  Software.............................................   117,503        113,611        119,465
  Other Services.......................................    37,720         26,900         23,501
RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE
  Software.............................................    57,223         41,533         40,144
  Other Services.......................................     2,096          1,600            700
NON-RECURRING CHARGES
  Software.............................................     --             --            14,500
  Other Services.......................................     --             --             5,000
                                                         --------       --------       --------
OPERATING INCOME
  Software.............................................     8,553         43,572         44,576
  Other Services.......................................    50,899         37,103         10,497
                                                         --------       --------       --------
          Total Operating Income.......................    59,452         80,675         55,073
INTEREST AND OTHER EXPENSE, NET........................    49,681         44,924         30,806
                                                         --------       --------       --------
INCOME BEFORE INCOME TAXES.............................     9,771         35,751         24,267
PROVISION FOR INCOME TAXES.............................     --             5,005          2,610
                                                         --------       --------       --------
NET INCOME BEFORE EXTRAORDINARY CHARGE.................     9,771         30,746         21,657
EXTRAORDINARY CHARGE...................................     --            (7,930)         --
                                                         --------       --------       --------
NET INCOME.............................................  $  9,771       $ 22,816       $ 21,657
                                                         ========       ========       ========
EARNINGS (LOSS) PER SHARE
  Earnings before extraordinary charge.................  $   0.20       $   0.58       $   0.33
  Extraordinary Charge.................................     --             (0.15)         --
                                                         --------       --------       --------
          Net Earnings.................................  $   0.20       $   0.43       $   0.33
                                                         ========       ========       ========
Weighted Average Shares Outstanding....................    48,367         52,591         64,784
                                                         ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                             COMMON STOCK        CAPITAL
                                          ------------------    IN EXCESS                    CUMULATIVE
                                           NUMBER       PAR       OF PAR      ACCUMULATED    TRANSLATION
                                          OF SHARES    VALUE      VALUE         DEFICIT      ADJUSTMENT
                                          ---------    -----    ----------    -----------    -----------
BALANCE AT DECEMBER 31, 1993............    48,183     $ 482    $1,024,704    $(1,565,222)     $ 9,859
     Issuance of Common Stock under
       employee stock purchase plan.....       227         2           669              0            0
     Restricted Stock Compensation......         0         0           257              0            0
     Minimum pension liability
       adjustment.......................         0         0             0          7,824            0
     Translation adjustment.............         0         0             0              0        2,241
     Net income.........................         0         0             0          9,771            0
                                            ------      ----    ----------    -----------      -------
BALANCE AT DECEMBER 31, 1994............    48,410       484     1,025,630     (1,547,627)      12,100
     Issuance of Common Stock under
       employee stock purchase plan.....       165         2           671              0            0
     Issuance of Common Stock under
       stock option plan................       440         4         1,748              0            0
     Restricted Stock Compensation......         0         0           514              0            0
     Issuance of Common Stock, net of
       underwriting fees and expenses...    13,800       138       154,493              0            0
     Minimum pension liability
       adjustment.......................         0         0             0         (8,540)           0
     Translation adjustment.............         0         0             0              0         (159)
     Net income.........................         0         0             0         22,816            0
                                            ------      ----    ----------    -----------      -------
BALANCE AT DECEMBER 31, 1995............    62,815       628     1,183,056     (1,533,351)      11,941
     Issuance of Common Stock under
       employee stock purchase plan.....        83         1           678              0            0
     Issuance of Common Stock under
       stock option plan................       612         6         2,375              0            0
     Minimum pension liability
       adjustment.......................         0         0             0            546            0
     Translation adjustment.............         0         0             0              0       (4,312)
     Net income.........................         0         0             0         21,657            0
                                            ------      ----    ----------    -----------      -------
BALANCE AT DECEMBER 31, 1996............    63,510     $ 635    $1,186,109    $(1,511,148)     $ 7,629
                                            ======      ====    ==========    ===========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                         1994            1995            1996
                                                       ---------       ---------       --------
CASH FLOWS FROM (USED FOR) OPERATIONS
     Net income......................................  $   9,771       $  22,816       $ 21,657
     Add items not requiring cash:
          Depreciation of property and equipment.....     42,460          25,093         21,748
          Amortization of intangibles................     14,474           5,864          1,715
          Amortization of finance costs and debt
            discounts................................      3,404           5,290          2,911
          Provision for doubtful accounts............      7,701              88            212
          Provision (benefit) for deferred income
            taxes....................................      1,216              67             17
          Charge for purchased in-process R&D........         --              --          3,500
     Changes in assets and liabilities:
          Accounts receivable........................     74,070          14,212        (11,306)
          Prepaid expenses and other.................     15,497          (1,752)         3,997
          Accounts payable, accrued expenses and
            income taxes.............................   (177,758)        (57,917)       (36,510)
          Other......................................     (1,336)         (1,800)           (59)
                                                       ---------       ---------       --------
               Total cash flows from (used for)
                 operations..........................    (10,501)         11,961          7,882
                                                       ---------       ---------       --------
INVESTING ACTIVITIES
     Expenditures for property and equipment.........    (15,116)         (9,172)       (11,479)
     (Increase) decrease in other assets.............        693           2,521           (643)
     Acquisition.....................................          0               0         (1,070)
                                                       ---------       ---------       --------
               Total cash flows used for
                 investments.........................    (14,423)         (6,651)       (13,192)
                                                       ---------       ---------       --------
FINANCING ACTIVITIES
     (Decrease) increase in notes payable............      7,739          (4,927)           465
     Payments on long-term borrowings................     (2,035)       (126,655)        (6,360)
     Net proceeds from Stock Offering................         --         154,631             --
     Proceeds from issuance of Common Stock..........        671           2,425          3,060
                                                       ---------       ---------       --------
     Total cash from (used for) financing
       activities....................................      6,375          25,474         (2,835)
                                                       ---------       ---------       --------
     Foreign exchange impact on cash.................     (5,563)          4,955         (4,269)
                                                       ---------       ---------       --------
     Net increase (decrease) in cash and cash
       equivalents...................................    (24,112)         35,739        (12,414)
     Cash and cash equivalents at beginning of
       period........................................     39,352          15,240         50,979
                                                       ---------       ---------       --------
     Cash and cash equivalents at end of period......  $  15,240       $  50,979       $ 38,565
                                                       =========       =========       ========
     Supplementary data requirements:
          Cash interest paid.........................  $  45,295       $  48,066       $ 27,299
          Cash taxes paid (refunded).................  $  (4,508)      $    (373)      $    957

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMPUTERVISION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) ORGANIZATION AND RECAPITALIZATION

     The Company develops, produces and markets software and provides support services that are designed to aid manufacturing companies in enhancing their product development and manufacturing processes. The Company's principal products include design automation and product data management software. Manufacturers use the Company's software to design, enhance and modify their products and to access, share and manage their product data collaboratively. The Company's support services include implementation, consulting and training services designed to assist customers in reengineering their product development processes and in increasing productivity.

     In 1989, DR Holdings Inc. of Delaware ("DR Holdings") acquired the Company (the "Acquisition") in a purchase transaction. In August 1992, the Company completed a recapitalization (the "Recapitalization"), which included the sale of $300,000 of common stock and $300,000 of notes to the public. The proceeds were used to retire debt. In addition, a loan from Lehman Brothers Holdings Inc. ("Lehman Holdings") was retired through the payment of cash and the issuance of common stock of the Company. As a result of the Recapitalization, and subsequent liquidation of DR Holdings, the common stock of the Company owned by DR Holdings was distributed to its creditors.

     On October 25, 1995, the Company completed a public offering of 13,800 shares of common stock at $12.00 per share. The net proceeds from this sale, approximately $155,000, were applied on December 4, 1995 to the redemption in full of the outstanding $125,000 Senior Notes due in 1997. The total cost of the redemption, including the redemption premium and interest accrued to the redemption date, was approximately $135,000.

  OPERATING ENVIRONMENT

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Company's current operating environment and revenue trends.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     In accordance with AICPA Statement of Position 91-1 "Software Revenue Recognition", revenue from software sales is recognized at the time the product is delivered, if collection is probable. Revenue from post-contract and other services is deferred and recognized ratably over the contractual period. Revenue from consulting and training services is recognized as the services are provided.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  TRANSLATION OF FOREIGN CURRENCIES AND HEDGING INSTRUMENTS

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the period-end exchange rates, while equity accounts are translated at historical rates. Revenues and expenses are translated at the average exchange rates during the period.

     The Company enters into forward foreign exchange contracts to hedge firm intercompany balances. The Company does not engage in speculation and, therefore, the forward exchange contracts do not subject the Company to risk due to exchange rate movements as gains and losses on these contracts offset losses and gains on the assets or liabilities of the transactions being hedged. As of December 31, 1996 and 1995, the Company had $9,933 and $1,451 of net forward exchange contracts outstanding, 65% and 84% of which were in European currencies, respectively. The forward exchange contracts generally have maturities of three months or less.

  PROPERTY AND EQUIPMENT

     The Company provides for depreciation and amortization by charges to operations on the straight-line method in amounts estimated to expense the cost of buildings, equipment and improvements over their estimated useful lives as follows:

                               ASSET CLASSIFICATION                         USEFUL LIVES
        ------------------------------------------------------------------  ------------
        Buildings and leasehold improvements..............................   3-30 years
        Production and test equipment.....................................    3-8 years
        Computer systems and spares.......................................    3-5 years
        Office equipment and other........................................    3-8 years

     Maintenance and repairs are charged to operations as incurred. When equipment and improvements are fully depreciated, sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in the results of operations.

  CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", the Company has capitalized certain computer software development costs. During the years ended December 31, 1996, 1995 and 1994 the Company capitalized $0, $0 and $1,545 of software costs, respectively. The capitalized software is being amortized over lives ranging from three to five years. The Company charged to expense $14,215, $5,359 and $1,715 of amortization of capitalized software costs for the years ended December 31, 1994, 1995 and 1996, respectively.

  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", with no material impact on the financial position or results of operations.

  STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value under APB Opinion No. 25 with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis (See Note 11 "Stock Plans").

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  INCOME TAXES

     The Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" as of January 1, 1993 with no cumulative effect of a change in accounting for income taxes on the reported results of operations.

  RECLASSIFICATIONS

     Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

  EARNINGS/LOSS PER SHARE

     Earnings/Loss Per Share for the years ended December 31, 1994, 1995 and 1996 have been computed based upon the weighted average number of shares of Common Stock and equivalents outstanding, if dilutive, during the year. Fully diluted net income per share for all periods has not been presented as it is not materially different from primary net income per share. On October 25, 1995, the Company completed a public offering of 13,800 shares of common stock. The net proceeds of approximately $155,000 were applied on December 4, 1995 to the redemption in full of the outstanding $125,000 Senior Notes due in 1997. If this transaction had occurred as of January 1, 1995, the net earnings per share for 1995 would have been $0.55 vs the reported $0.43.

(3) CASH, CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     The Company classifies all cash investments with an original maturity of less than ninety days as cash equivalents and values them at cost which approximates market. The Company's policy is to invest cash primarily in income producing short-term money market instruments and to keep uninvested cash balances at minimum levels.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. As of December 31, 1996, the Company had no significant concentrations of credit risk.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value: (i) forward foreign exchange contracts (used for hedging purposes) were estimated by obtaining quotes from brokers and (ii) long-term debt was estimated based on the closing market price of the issue for the Senior Subordinated Notes and based upon the most recent quoted market prices for the 8% Convertible Subordinated Debentures.

     The estimated fair values of the Company's financial instruments at December 31, 1995 and 1996 are as follows:

                                                         1995                     1996
                                                 --------------------     --------------------
                                                 CARRYING      FAIR       CARRYING      FAIR
                                                  VALUE        VALUE       VALUE        VALUE
                                                 --------     -------     --------     -------
     Forward foreign exchange contracts - net
       payable.................................       $67         $68         $201        $205
     Long-term debt:
       8% Convertible Subordinated
          Debentures...........................    36,066      46,822       36,654      50,322
       11 3/8% Senior Subordinated Notes.......   175,000     182,823      175,000     182,035

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company would not be able to sell its forward foreign exchange contracts without exposing the Company to significant risk of movements in foreign exchange rates. Also, certain financing agreements prohibit repurchase or redemption of the long-term debt before its maturity.

(4) NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31, 1995 and 1996 consisted of the following:

                                                                     1995        1996
                                                                   --------    --------
        Notes Payable:
          Notes Payable to banks.................................  $  2,812    $  3,277
          Revolving Credit Facility..............................     --          --
                                                                   --------    --------
                  Total Notes Payable............................  $  2,812    $  3,277
                                                                   ========    ========
        Long-Term Debt:
          8% Convertible Subordinated Debentures, due 2009, net
             of unamortized discount of $19,019 and $17,456, and
             current portion of $975 and $5,500, respectively....  $ 35,091    $ 31,154
          11 3/8% Senior Subordinated Notes, due 1999............   175,000     175,000
          Other Long-Term Debt, less current portion of $5,399
             and $1,111..........................................    12,550      11,192
                                                                   --------    --------
                  Total Long-Term Debt, less current portion.....  $222,641    $217,346
                                                                   ========    ========

     The average amount of short-term borrowings outstanding during 1996 was $1,256, with a maximum outstanding of $11,500. The weighted average interest rates on December 31, 1996 and for the year then ended was 9.25%.

  NOTES PAYABLE TO BANKS

     Notes payable to banks at December 31, 1995 and 1996 consisted of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

  REVOLVING CREDIT ARRANGEMENTS

     On November 17, 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with Bankers Trust Company (Fleet Bank of Massachusetts later became a co-agent) to replace the existing Revolving Credit Agreement.

     The Revolving Credit Facility provided for a revolving line of credit (the "Revolving Credit Line") of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at December 31, 1996 were $8,521 and there were no borrowings outstanding. The Revolving Credit Facility requires the Company to satisfy certain financial and other covenants. As a result of the non-recurring charges of $19,500 in the fourth quarter of 1996 (See Note 5 "Non-recurring Charges") and an expected non-recurring charge of $7,000 in the first quarter of 1997, the Company would not have satisfied the financial covenants of its Revolving Credit Facility. As a result, the Company and its lending banks signed an amendment which modifies the financial covenants through December 31, 1997. The Company also agreed with its banks that it would amend the Revolving Credit Facility to provide for a borrowing base limitation and would limit outstanding borrowings to $18,800 including letters of credit ($3,800 outstanding at March 27, 1997) until the facility is so amended.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Loans under the Revolving Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On December 31, 1996, the rates ranged from 7.5% to 9.25%.

     Due to the substantial shortfall in revenue for the quarter ended March 30, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility (under which no borrowings were outstanding) ("Bank Covenants"). On April 15, 1997, the Company reached an agreement with its lending banks to waive the default in the Bank Covenants for the quarter ended March 30, 1997, to amend the Bank Covenants to conform with the Company's revised business plan for 1997, and to implement a borrowing base limitation (the "April 1997 Amendment"). Pursuant to the terms of the April 1997 Amendment, the Company may borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision S.A. (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Until such time as the April 1997 Amendment is executed, the Company may borrow on its U.S. accounts receivable ($8,800 at March 30, 1997). Thereafter, until the security interests are perfected, the Company may borrow the lesser of the borrowing base limitation and (i) $25,000 for the period from April 15, 1997 to June 30, 1997, and (ii) $35,000 thereafter. In addition, the April 1997 Amendment also limits the borrowings outstanding at the end of each fiscal quarter ($18,000 for the second quarter of 1997, $21,000 for the third quarter of 1997 and $16,000 for each subsequent quarter), and increases the interest rate to LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus 3% for borrowings greater than $25,000.

     Because the Company's borrowings under the amended Revolving Credit Facility will be limited to a fixed percentage of the Company's accounts receivable, the Company's ability to fund its operations over the short term is dependent upon its success in achieving its revised business plan for 1997. If the Company is unsuccessful in achieving its business plan, its short-term liquidity will be adversely impacted, which could require a curtailment of certain business activities that in turn could have a material adverse effect on the Company's business.

  CONVERTIBLE SUBORDINATED DEBENTURES

     The 8% Convertible Subordinated Debentures due December 1, 2009 are convertible into cash at the rate of 33.33% of the principal amount at any time prior to maturity at the option of the holder. No material conversions occurred during the years ended December 31, 1994, 1995 and 1996. At the time of the Acquisition, the 8% Convertible Subordinated Debentures were revalued to reflect their current market values. The discount is being amortized to interest expense over the remaining life of the debentures. A sinking fund requirement to retire $5,500 principal amount of debentures per year began in December 1995. The December 1995 sinking fund requirement was satisfied by delivery for cancellation of debentures held by the Company. The December 1996 sinking fund requirement was satisfied in part by delivery for cancellation of $4,525 principal amount of debentures held by the Company. The remaining requirement was satisfied by purchase and delivery of $975 principal amount of debentures.

  SENIOR NOTES AND SENIOR SUBORDINATED NOTES

     The Company's previous Senior Notes bore interest at 10 7/8% per annum with semi-annual interest payments due February 15 and August 15, commencing February 15, 1993. The Senior Notes were to mature on August 15, 1997 and were redeemable in whole or in part at the option of the Company on or after August 15, 1995, at 104.35% of the principal amount thereof and on or after August 15, 1996 at 102.175% of the principal amount thereof, in each case together with accrued interest to the date of redemption.

     On October 25, 1995 the Company completed a public offering of 13,800 shares of common stock at $12 per share. The net proceeds from this sale, approximately $155,000, were applied on December 4, 1995 to the redemption in full of the outstanding $125,000 Senior Notes due in 1997. The total cost of the redemption, including the redemption premium and interest accrued to the redemption date, was approximately $135,000.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Senior Subordinated Notes bear interest at 11 3/8% per annum with semi-annual interest payments due February 15 and August 15, commencing on February 15, 1993. The Senior Subordinated Notes mature on August 15, 1999 and are redeemable in whole or in part at the option of the Company on or after August 15, 1997, at 101.896% of the principal amount thereof, and on or after August 15, 1998 at 100% of the principal amount thereof, in each case together with accrued interest to the date of redemption.

     The Senior Subordinated Note indenture contains certain restrictions on the payment of annual dividends and specifies certain events of default.

  INTEREST AND OTHER EXPENSE, NET

     Interest and Other Expense, net for the years ended December 31, 1994, 1995 and 1996 consists of the following:

                                                             1994       1995       1996
                                                            -------    -------    -------
        Interest income...................................  $(1,307)   $(1,864)   $(1,750)
        Interest expense to third parties.................   46,741     46,113     32,277
        Interest expense to related parties...............    2,030      --         --
        Other expense, net................................    2,217        675        279
                                                            -------    -------    -------
             Interest and other expense, net..............  $49,681    $44,924    $30,806
                                                            =======    =======    =======

(5) NON-RECURRING CHARGES

     The 1996 results include a non-recurring charge of $14,500 which includes $3,500 related to the fair value of purchased in-process R&D associated with the acquisition of 3rd Angle Ltd., a UK-based technology company. This in-process R&D had not yet reached technological feasibility and had no alternative future use. The balance relates to $11,000 of restructuring costs associated with the implementation of ongoing cost savings (primarily personnel reductions of approximately 100 positions in R&D, sales and marketing, and the closing of facilities). The 1996 results also include a non-recurring charge of $5,000 associated with the write-off of fees and expenses incurred in connection with the terminated agreement to sell the Open Service Solutions business to J.F. Lehman & Company. There were no non-recurring charges in 1995 or 1994.

(6) CAPITAL LEASES, LEASE COMMITMENTS AND RENT EXPENSE

     The Company conducts its operations primarily in leased facilities under lease arrangements expiring on various dates through the year 2014. Certain long-term capital leases have been included in Property and Equipment and Long-Term Debt in the accompanying consolidated balance sheets.

     Future minimum lease payments under capital and operating leases with initial terms of one year or more are as follows:

                                                                 CAPITAL       OPERATING
                       YEAR ENDING DECEMBER 31,                  LEASES         LEASES
        -------------------------------------------------------  -------       ---------
               1997............................................  $ 2,348       $  30,812
               1998............................................    2,359          25,859
               1999............................................    2,359          21,218
               2000............................................    1,799          18,873

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 CAPITAL       OPERATING
                       YEAR ENDING DECEMBER 31,                  LEASES         LEASES
        -------------------------------------------------------  -------       ---------
               2001............................................    1,647          15,863
               Thereafter......................................    4,722          71,026
                                                                 -------        --------
               Total minimum lease payments....................   15,234       $ 183,651
                                                                                ========
               Less: Amount representing interest on capital
                  leases.......................................    5,531
                                                                 -------
               Present value of minimum lease payments at
                  December 31, 1996............................  $ 9,703
                                                                 =======

     Total rent payments for the Company (including vacant or partially vacant leased premises) for the years ended December 31, 1994, 1995 and 1996 were $70,440, $59,049 and $40,105, respectively.

     As a result of the Acquisition and the subsequent reorganization of the Company (as discussed in Note 1), certain of the above facilities have been considered excess. The Company has accrued $72,500 and $61,500 at December 31, 1995 and 1996, respectively, in connection with its net vacant facility obligations.

(7) PROVISION FOR INCOME TAXES

     The components of domestic and foreign income (loss) from operations before income taxes were as follows:

                                                       1994          1995          1996
                                                     --------       -------       -------
        Domestic...................................  $(14,129)      $10,869       $17,187
        Foreign....................................    23,900        24,882         7,080
                                                     --------       -------       -------
        Total income before income taxes...........  $  9,771       $35,751       $24,267
                                                     ========       =======       =======

     Significant components of the provision for income taxes by taxing jurisdiction are as follows:

                                                               1994       1995      1996
                                                              -------    ------    ------
        Current:
             Federal........................................  $     0    $  150    $    0
             Foreign........................................   (1,216)    4,388     2,501
             State..........................................        0       400        92
                                                              -------    ------    ------
                  Total current.............................   (1,216)    4,938     2,593
        Deferred:
             Federal........................................        0         0         0
             Foreign........................................    1,216        67        17
             State..........................................        0         0         0
                                                              -------    ------    ------
                  Total deferred............................    1,216        67        17
                                                              -------    ------    ------
        Total income tax provision..........................  $     0    $5,005    $2,610
                                                              =======    ======    ======

     The components of deferred tax assets, valuation allowance and deferred tax liabilities are as follows:

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1995         1996
                                                                 ---------    ---------
        Deferred tax assets and valuation allowance:
             Restructuring reserves and accruals...............  $  35,799    $  32,985
             Other reserves and accruals not yet deductible....     16,647       17,633
             Book over tax depreciation........................        606        9,591
             Liabilities assumed in purchase business
               combination.....................................      3,230        1,824

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1995         1996
                                                                 ---------    ---------
             Tax loss carryforwards............................    167,221      152,701
             General business credit carryforward..............     17,199       17,053
             Alternative minimum tax credit carryforward.......      1,769        1,825
             Valuation allowance...............................   (188,052)    (182,945)
                                                                 ---------    ---------
                  Total net deferred tax assets................     54,419       50,667
        Deferred tax liabilities:
             Other expenses previously deducted on tax
               return..........................................      3,881          935
             Assets acquired in purchase business
               combination.....................................      7,076        6,287
             Investment in foreign subsidiaries................     43,529       43,529
                                                                 ---------    ---------
                  Total deferred tax liabilities...............     54,486       50,751
                                                                 ---------    ---------
                  Net deferred tax asset and liabilities.......  $     (67)   $     (84)
                                                                 =========    =========

     SFAS 109 requires recognition of income tax benefits for loss carryforwards, credit carryforwards, and certain temporary differences. The net tax benefits have been reduced by a valuation allowance as they do not satisfy the recognition criteria set forth in SFAS 109. Of the valuation allowance at December 31, 1996, $7,083 will be recorded directly in equity when realized related to stock option benefits and minimum pension liability adjustments.

     For U.S. tax return purposes at December 31, 1996, the Company has $469,809 of loss carryforwards and $18,878 of federal income tax credits which should be available to reduce future income tax liabilities. These loss carryforwards will expire beginning in 2003 through 2011 and the federal credit carryforwards will expire in 1997 through 2003. The Company also has $111,866 of foreign loss carryforwards at December 31, 1996. These foreign loss carryforwards will expire beginning in 1997.

     The NOLs and tax credit carryforwards generally should be available to be carried forward to future years. However, Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), contains provisions which limit a corporation's use of NOLs and tax credits after a change of more than 50% of the ownership of the corporation. Subject to these limitations, the NOLs generally are available to offset a taxpayer's taxable income in future years. In 1996, a change of more than 50% of the ownership of the corporation occurred which results in an annual limitation on the usage of NOLs of approximately $40,000 to $50,000. Although the Company has computed its NOLs and reported them to the Internal Revenue Service (the "IRS") in a manner that indicates that they generally will be available to be used to offset the Company's taxable income in future years, there is a significant possibility that the IRS will disagree with the Company's determination of the amount of NOLs that could be so used. In such event, if the IRS were to prevail, the use of a portion or all of the Company's NOLs could be disallowed.

     The U.S. federal statutory tax rate on corporations was 35% in 1994, 1995 and 1996. A reconciliation between the Company's effective tax rate (provision for income taxes as a percentage of income before income taxes) and the statutory tax rate is as follows:

                                           1994        %        1995        %        1996        %
                                          -------    -----    --------    -----    --------    -----
Tax provision (benefit) at federal
  statutory rate........................  $ 3,420     35.0%   $ 12,514     35.0%   $  8,494     35.0%
Increase (reduction) due to:
     Difference between U.S. tax rate
       and tax rates used in other
       jurisdictions....................    4,120     42.2%     (2,752)    (7.7)%       719      3.0%
     State taxes, net of federal income
       tax benefit......................        0      0.0%        260      0.7%         60      0.2%
     Decrease in valuation allowance....   (7,705)   (78.8)%   (10,882)   (30.4)%   (10,107)   (41.7)%

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           1994        %        1995        %        1996        %
                                          -------    -----    --------    -----    --------    -----
     Nondeductible compensation.........        0      0.0%      1,000      2.8%        400      1.6%
     Tax on repatriation of foreign
       income in excess of foreign tax
       credits..........................        0      0.0%      2,400      6.7%      1,674      6.9%
     Other, net.........................      165      1.6%      2,465      6.9%      1,370      5.7%
                                          -------    -----    --------    -----    --------    -----
Effective tax provision and rate........  $     0      0.0%   $  5,005     14.0%   $  2,610     10.7%
                                          =======    =====    ========    =====    ========    =====

     At December 31, 1996, the undistributed earnings of the foreign subsidiaries upon which no U.S. income taxes have been provided is immaterial.

(8) INDUSTRY SEGMENT AND GEOGRAPHIC OPERATIONS

     The Company operates in two industry segments: Software - providing CAD/CAM solutions and services including training and consulting services incident to those products; and OSS - providing services and training for other hardware and software products. Segment financial information is as follows:

                                                 SOFTWARE         OSS          CONSOLIDATED
                                                 --------       --------       ------------
        1994
        Revenue................................  $286,179       $287,458         $573,637
        Gross Margin...........................   183,279         90,715          273,994
        Operating Expenses.....................   174,726         39,816          214,542
        Operating Income.......................     8,553         50,899           59,452
        Identifiable Assets
          Accounts Receivable..................    68,316         34,224          102,540
          Fixed Assets.........................    43,420         24,955           68,375
          Other................................     7,464            750            8,214
        Corporate Assets(b)....................        --             --           84,055
                                                                                 --------
        Total Assets...........................                                   263,184
        Capital Expenditures...................     6,077          9,039           15,116
        Depreciation and Amortization..........    31,782         25,152           56,934
        1995
        Revenue................................   286,601        220,473          507,074
        Gross Margin...........................   198,716         65,603          264,319
        Operating Expenses.....................   155,144         28,500          183,644
        Operating Income.......................    43,572         37,103           80,675
        Identifiable Assets
          Accounts Receivable..................    64,332         27,939           92,271
          Fixed Assets.........................    26,991         19,417           46,408
          Other................................     2,105            200            2,305
        Corporate Assets(b)....................        --             --          105,933
                                                                                 --------
        Total Assets...........................                                   246,917
        Capital Expenditures...................     2,032          7,140            9,172
        Depreciation and Amortization..........    18,811         12,146           30,957
        1996
        Revenue................................   302,815        174,384          477,199
        Gross Margin...........................   218,685         39,698          258,383
        Operating Expenses(a)..................   174,109         29,201          203,310
        Operating Income.......................    44,576         10,497           55,073

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 SOFTWARE         OSS          CONSOLIDATED
                                                 --------       --------         --------
        Identifiable Assets
          Accounts Receivable..................    76,563         25,946          102,509
          Fixed Assets.........................    18,072         12,983           31,055
          Other................................     1,276             --            1,276
        Corporate Assets(b)....................        --             --           73,505
                                                                                 --------
        Total Assets...........................                                   208,345
        Capital Expenditures...................     7,255          4,224           11,479
        Depreciation and Amortization..........    13,138         10,325           23,463

---------------

(a) Operating expenses for 1996 software company include a non-recurring charge of $14,500 for purchased R&D associated with an acquisition and restructuring costs associated with ongoing cost savings. Operating expenses for 1996 OSS business include a non-recurring charge of $5,000 associated with the write-off of fees and expenses incurred in connection with a terminated agreement to sell the OSS business.

(b) Corporate assets includes cash and cash equivalents, deferred tax assets, deferred finance costs, prepaid expenses and other assets.

     Geographic financial information is as follows:

                                                                           ADJUSTMENTS
                                     UNITED                   PACIFIC          AND
                                     STATES       EUROPE        RIM        ELIMINATIONS    CONSOLIDATED
                                    --------     --------     --------     -----------     ------------
1994
Sales to unaffiliated customers...  $194,014     $275,544     $104,079      $       0        $573,637
Intercompany transfers............   106,726       28,976            0       (135,702)              0
                                    --------     --------     --------      ---------        --------
     Total revenue................   300,740      304,520      104,079       (135,702)        573,637
                                    ========     ========     ========      =========        ========
Operating income (loss)...........   (13,130)      42,396       30,186              0          59,452
                                    ========     ========     ========      =========        ========
Identifiable assets...............   109,634      116,102       37,448              0         263,184
                                    ========     ========     ========      =========        ========
1995
Sales to unaffiliated customers...  $164,891     $250,875     $ 91,308      $       0        $507,074
Intercompany transfers............    92,056       25,847            0       (117,903)              0
                                    --------     --------     --------      ---------        --------
     Total revenue................   256,947      276,722       91,308       (117,903)        507,074
                                    ========     ========     ========      =========        ========
Operating income..................    15,326       52,837       12,512              0          80,675
                                    ========     ========     ========      =========        ========
Identifiable assets...............    74,919      132,490       39,508              0         246,917
                                    ========     ========     ========      =========        ========
1996
Sales to unaffiliated customers...  $176,503     $221,702     $ 78,994      $       0        $477,199
Intercompany transfers............    86,291       10,238            0        (96,529)              0
                                    --------     --------     --------      ---------        --------
     Total revenue................   262,794      231,940       78,994        (96,529)        477,199
                                    ========     ========     ========      =========        ========
Operating income (loss)...........    23,133       32,014          (74)             0          55,073
                                    ========     ========     ========      =========        ========
Identifiable assets...............    56,757      122,629       28,959              0         208,345
                                    ========     ========     ========      =========        ========

     Intercompany transfers between geographic areas are accounted for at prices which approximate arm's length transactions. Expenses incurred in one geographic area which benefit other areas have been allocated to each area on a percentage of revenue basis.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Sales to unaffiliated customers outside the United States, including U.S. export sales, were approximately $395,805, $369,048 and $346,950 for the years ended December 31, 1994, 1995 and 1996, respectively, which represented 69%, 73% and 73% of total revenue.

(9) QUARTERLY RESULTS (UNAUDITED)

     Financial results by quarter for 1995 and 1996 are summarized below:

                                                      FIRST       SECOND      THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                     --------    --------    --------    --------
1995
Total revenue......................................  $119,475    $131,362    $125,387    $130,850
Gross profit.......................................    59,231      66,977      65,214      72,897
Operating income...................................    14,547      20,209      21,221      24,698
Net income(a)......................................     2,946       7,127       8,023       4,720
Net earnings per share(b)..........................      0.06        0.14        0.16        0.08

1996
Total revenue......................................  $113,235    $118,957    $123,253    $121,754
Gross profit.......................................    60,528      64,206      67,914      65,735
Operating income (loss)(c).........................    17,084      19,467      22,753      (4,231)
Net income (loss)(c)...............................     8,168      10,653      13,094     (10,258)
Net earnings (loss) per share......................      0.13        0.16        0.20       (0.16)

---------------

(a) Net income for the fourth quarter of 1995 includes an extraordinary charge of $7,930 relating to a redemption premium and fees associated with the early retirement of the Company's $125,000 10 7/8% Senior Notes.

(b) The sum of the quarterly per share amounts does not equal the full year total due to the Company's share offering in the fourth quarter of 1995.

(c) The fourth quarter of 1996 includes a non-recurring charge of $14,500 for purchased R&D associated with an acquisition and restructuring costs associated with ongoing cost savings, and a non-recurring charge of $5,000 associated with the write-off of fees and expenses incurred in connection with a terminated agreement to sell the OSS business.

(10) EMPLOYEE RETIREMENT AND SALARY CONTINUATION PROGRAMS

     The Company maintains various employee retirement and salary continuation programs, as discussed below. The Company does not, however, maintain any post-employment benefit plans other than retirement plans.

  Capital Accumulation Plan

     The Capital Accumulation Plan is available to all U.S. employees upon completion of one year of service. The plan provides various alternative investment funds in which the employee may elect to contribute pre-tax savings and the Company's matching contribution on a tax deferred basis. Under the plan, each participant may elect to withhold a percentage of their annual compensation. The Company makes matching contributions to the plan based on the employee's length of service with the Company. The matching contributions are made on a fiscal year basis to participants who are employed by the Company as of December 31 of each fiscal year. The matching contribution expense for the years ended December 31, 1994, 1995 and 1996 was $2,417, $1,989 and $1,905,
respectively.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Pension Plans

     The Company and its subsidiaries maintain various defined benefit and defined contribution pension plans covering substantially all employees. Benefits under the defined benefit plans are based upon length of service and average compensation and generally vest over two to ten years of service. Effective April 1, 1990, the Company froze the benefits under the U.S. Pension Plan indefinitely.

     The actuarially computed net periodic pension cost for the defined benefit plans for the years ended December 31, 1994, 1995 and 1996 was comprised of the following:

                                                U.S. PLAN                      FOREIGN PLANS
                                       ----------------------------    -----------------------------
                                        1994      1995       1996       1994       1995       1996
                                       ------    -------    -------    -------    -------    -------
Interest cost........................  $2,427    $ 2,305    $ 2,607    $ 2,538    $ 2,628    $ 3,097
Service cost.........................       0          0          0      3,241      2,530      2,269
Actual return on plan assets.........    (176)    (1,877)    (1,247)       700     (4,148)    (3,779)
Net amortization and deferral........    (561)       707        (11)    (3,738)     1,184        579
                                       ------    -------    -------    -------    -------    -------
Net periodic pension cost............  $1,690    $ 1,135    $ 1,349    $ 2,741    $ 2,194    $ 2,166
                                       ======    =======    =======    =======    =======    =======

     The funded status of the defined benefit plans as of December 31, 1995 and 1996 is as follows:

                                                                U.S. PLAN         FOREIGN PLANS
                                                            -----------------   -----------------
                                                             1995      1996      1995      1996
                                                            -------   -------   -------   -------
Actuarial present value of the accumulated benefit
  obligation............................................... $35,262   $35,898   $33,880   $41,125
Vested benefit obligation..................................  35,262    35,898    30,285    38,626
Projected benefit obligation...............................  35,262    35,898    38,424    45,994
Plan assets at fair value..................................  19,282    24,034    37,440    42,349
                                                            -------   -------   -------   -------
Excess of projected benefit obligation over plan assets....  15,980    11,864       984     3,645
Unrecognized net gain (loss)...............................  (8,540)   (7,994)    5,427     1,681
Minimum pension liability adjustment.......................   8,540     7,994         0         0
                                                            -------   -------   -------   -------
Accrued pension cost....................................... $15,980   $11,864   $ 6,411   $ 5,326
                                                            =======   =======   =======   =======

     Three international plans had an accumulated benefit obligation in excess of plan assets of $5,191 and $6,433 at December 31, 1995 and 1996, respectively.

     The following assumptions were used to determine the accrued pension cost for the U.S. plan in 1995 and 1996, respectively: the discount rates for computing the projected benefit obligation were 7.25% and 7.5%; the rate of compensation increase was zero for both years since benefits were frozen; and the annual rate of return on plan assets was 7.5% for both years. As a result of reducing the discount rate for computing the projected benefit obligation at December 31, 1995, the Company was required to record a minimum pension liability adjustment of $8,540. The Company did not record the tax benefit on this adjustment as realization was not assured. An adjustment of $546 was recorded in 1996 to reflect the increase in the discount rate. The plan assets consist primarily of guaranteed interest and investment contracts with insurance companies and banks. The Company contributes all amounts deemed necessary on an actuarial basis to provide the U.S. plan with assets sufficient to meet the benefits to be paid to plan participants. The amounts are determined by an independent actuary based on the Projected Unit Credit Actuarial Cost Method. Based on the actuarial valuations, the Company contributed $4,062, $6,306 and $4,919 to the plan during 1994, 1995 and 1996, respectively.

     The accrued international pension cost was actuarially computed using assumptions applicable to each subsidiary plan and economic environment. The following range of assumptions was used in the determination of the accrued pension cost in 1995 and 1996, respectively: the discount rates for computing the projected benefit obligation were 4.5% to 8.5% and 4.0% to 8.5%; the rates of compensation increase were 3.5% to 6.0%

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

for both years; the rates of social security increases were 0.0% to 5.5% for both years; and the annual rates of return on plan assets were 5.5% to 9.0% and 4.5% to 9.0%. Plan assets primarily consist of guaranteed interest and investment contracts with insurance companies.

     The total expense for the defined contribution plans for the years ended December 31, 1994, 1995 and 1996 was approximately $347, $117 and $60, respectively.

  Officers Life Insurance and Supplementary Retirement Plan

     The Company had an Officers Life Insurance and Supplementary Retirement Plan for certain former executives of the former Computervision. The full cost of this plan has been accrued for in the Consolidated Balance Sheets. The Company made retirement benefit payments of $294, $334 and $458 to certain former executives under this plan for the years ended December 31, 1994, 1995 and 1996, respectively.

  Employment Agreements

     Russell E. Planitzer, Chairman of the Board of Directors and Kathleen A. Cote, President and Chief Executive Officer, have each entered into employment agreements with the Company which provide for severance payments in the event their employment is terminated prior to the expiration of their employment terms. The severance amounts range from $300 to $5,600, depending on the timing and circumstances of the termination.

     All other executive officers have been afforded continuation of salary protection for one year if their employment with the Company is involuntarily terminated. The Company has entered into Retention Agreements with its corporate officers and certain key employees that provide for a continuation of salary and benefits in the event of a termination of employment under circumstances after a change of control of the Company has occurred.

(11) STOCK PLANS

     The Company accounts for its stock issuance plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.

  Restricted Stock Agreements

     During 1994, the Company received 300 shares of Common Stock from Lehman Holdings on the condition that the Company grant the shares to four executive officers under a Restricted Stock Agreement. The shares were issued without charge to four executive officers and vested ratably over a twelve month period ending September 1995. The Restricted Stock Agreement qualified as a compensatory stock plan, with the deferred compensation cost of $771 recognized ratably over the twelve month period from the issuance date.

  Stock Option Plan

     In June 1992, the Board of Directors adopted the Company's 1992 stock option plan which provides for the grant of options to officers, employees, and consultants of the Company and its subsidiaries. A total of 4,400 shares of Common Stock was originally reserved for issuance under the Stock Option Plan. The Board of Directors amended the plan in September 1994 to authorize and reserve an additional 5,000 shares for grant under the plan. Options granted may be either incentive or non-qualified options. The options generally expire ten years from the date of grant and vest ratably over the first five years or four years, as determined by the

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Compensation Committee. The Company has amended its 1992 Stock Option Plan to provide that 50% of the then unvested options of each option holder shall vest immediately upon a change of control of the Company.

  Director Stock Option Plans

     In April 1993, the Board of Directors adopted the Company's 1993 Director Stock Option Plan to encourage ownership in the Company by non-employee Directors whose continued services are considered essential to the Company's future progress and to provide them with further incentive to remain as Directors of the Company. A total of 200 shares of Common Stock were reserved for issuance under this plan. Options for 102 shares were granted, of which 100 shares remain outstanding under this plan. Options granted are non-qualified and at the fair market value at the date of grant and vest ratably over a five year period.

     In January 1995, the Board of Directors adopted a new Director Option Plan which was approved by stockholders at the 1995 Annual Meeting of Stockholders. An additional 400 shares have been reserved for issuance. Options for 106 shares were granted in January 1995 in recognition of past service at an exercise price of $5.00 (fair value at grant date) and vest ratably over three years. The Plan provides that Directors will receive an annual option grant of 6 shares each that will vest in one year. The 1995 Director Option Plan supersedes the 1993 Director Stock Option Plan.

SUMMARY OF STOCK OPTION PLAN ACTIVITY

                                                                             OUTSTANDING OPTIONS
                                                                         ---------------------------
                                                          RESERVED                  WEIGHTED-AVERAGE
                                                           SHARES        NUMBER      EXERCISE PRICE
                                                          --------       ------     ----------------
Balance, December 31, 1993..............................    4,600        3,737           $ 8.09
     Additional Reserved................................    5,000
     Granted............................................    --           4,236             3.96
     Exercised..........................................    --            --
     Cancelled..........................................    --           (3,202)           8.67
                                                           ------        ------
Balance, December 31, 1994..............................    9,600        4,771             3.77
     Additional Reserved................................      400
     Granted............................................    --           2,310             7.66
     Exercised..........................................    --            (440)            4.08
     Cancelled..........................................    --            (572)            4.15
                                                           ------        ------
Balance, December 31, 1995..............................   10,000        6,069             5.30
     Granted............................................    --           2,396             9.90
     Exercised..........................................    --            (612)            3.84
     Cancelled..........................................    --            (754)            4.67
                                                           ------        ------
Balance, December 31, 1996..............................   10,000        7,099             7.02
                                                           ======        ======

     At December 31, 1996 options to purchase 2,123 common shares were exercisable with a weighted average exercise price of $4.87 and 2,901 shares were available for future option grants.

     Had compensation costs for the stock option plans (including the Company's Employee Stock Purchase Plan) been determined using the fair value method, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    1995          1996
                                                                  --------      --------
        Net Income
             As reported........................................  $ 22,816      $ 21,657
             Pro forma..........................................  $ 21,690      $ 17,899
        Earnings per share
             As reported........................................  $   0.43      $   0.33
             Pro forma..........................................  $   0.42      $   0.28

     Consistent with SFAS 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of options granted was $4.41 for options granted during 1995 and $5.43 for options granted during 1996. The values were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively; risk-free interest rates of 6.25% and 5.99%, expected dividend yields of 0% for both periods, expected lives of 5 years for both years and expected volatilities of 57% and 56%.

     The following is a summary of options outstanding and exercisable at December 31, 1996;

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    -----------------------------------------------------     --------------------------------
                      NUMBER        WEIGHTED-AVERAGE                            NUMBER
    RANGE OF        OUTSTANDING        REMAINING         WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES     AT 12/31/96     CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/31/96      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     -----------     ----------------
 $2.50 - $6.00         3,850           7.4 years              $4.19              1,931             $4.27
 $6.00 - $10.00          876              9.6                  7.35                 16              6.57
$10.00 - $14.50        2,373              9.0                 11.49                176             11.92
                       -----                                                     -----
                       7,099              8.2                  7.02              2,123              4.87
                       =====                                                     =====

  Employee Stock Purchase Plan

     In April 1993, the Company established a domestic and an international employee stock purchase plan for all employees covering a total of 750 shares of the Company's Common Stock. The plans permit employees of the Company to withhold up to 10% of their base compensation to purchase the Company's common stock at a 15% discount from the market price. The first offering commenced on July 1, 1993. Employees purchased 90 and 227 shares in 1995 and 1994, respectively, for $264 and $671. The 1993 plans were closed in 1995.

     In April 1995, the Company established a new domestic and international employee stock purchase plan for all employees covering a total of 1,000 shares of the Company's Common Stock. The purchase terms are identical to the prior plan. The first offering commenced July 1, 1995. Employees purchased 83 and 75 shares in 1996 and 1995, respectively, for $678 and $409. For pro forma compensation expense, the weighted average fair value of shares sold in 1996 was $2.83.

  Stock Warrants

     In connection with a 1993 amendment to the Revolving Credit Facility, the Banks were issued a Common Stock purchase warrant that permits the Banks to purchase 200 shares of the Company's common stock at an exercise price of $3.88 per share (fair market value at date of issuance) through December 31, 1998. One bank exercised its warrant to purchase 92 shares in February 1996 for $356.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(12) RELATED PARTIES

     The following summarizes the significant related party transactions (See also Note 15 "Subsequent Event"):

     Several directors provided consulting services to the Company in 1994, 1995 and 1996 for which they received fees during a year ranging from $6 to $44.

     The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

     At December 31, 1996, the Company had a loan of $200 outstanding to Mr. Gnatovich of which $100 will be forgiven ratably over the next 4 years of employment. The remaining $100 will be repaid by the deduction of $25 each year from any bonus payments owed.

     In 1994, pursuant to separate, substantially identical Registration Rights Agreements, the Company registered, under separate registration statements and at the Company's sole expense, the shares of Common Stock owned by DR Holdings and private purchasers of shares from Lehman Holdings. The Company is obligated to maintain the Lehman Holdings purchasers' registration statement until May 31, 1997.

     In January 1993, Lehman Holdings (which at the time owned approximately 22% of the outstanding Common Stock of the Company) provided a Revolving Loan Facility to the Company which enabled the Company to borrow up to $25,000 if necessary in connection with posting a bond or paying a settlement or judgment in connection with certain antitrust litigation. In August 1993, Lehman Holdings agreed to extend the termination date of the Revolving Loan Facility from October 3, 1993 to July 3, 1994 for which it was paid an extension fee of $1,000 and a monthly availability fee of $250 through June 1994. In June 1994, the Company borrowed approximately $7,500 under the Revolving Loan Facility to settle the antitrust litigation and terminated the remainder of the commitment. The Company paid interest at LIBOR plus 5% on this loan. The loan was repaid in full on February 10, 1995.

     The Company's bylaws require that all transactions between the Company and its officers, Directors and other affiliates must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board and (ii) be on terms no less favorable to the Company than could be obtained from third parties. In addition, this policy requires that any loans by the Company to its officers, directors, or other affiliates be for bona fide business purposes only. The terms of the indentures associated with the Senior Subordinated Notes and the Revolving Credit Facility also contain restrictions on transactions with affiliates.

(13) LITIGATION

     (1) On March 28, 1991, Joseph and Josephine Dieter, former stockholders of the Company, brought suit against the Company, DR Holdings, DR Acquisition Corporation, a former subsidiary of DR Holdings, Mr. Russell E. Planitzer, Chairman of the Board of Directors of the Company, and Messrs. Don E. Ackerman and Peter M. Castleman, former directors of the Company, in the Court of Chancery of Delaware as both an individual and a class action (on behalf of all persons, other than the defendants, who were stockholders of the Company on December 28, 1989). The suit arises out of the merger between the Company and certain subsidiaries of DR Holdings, and the related merger agreement. The suit alleges, among other things, that, in connection with the acquisition of the Company by DR Holdings, the Board of Directors of the Company breached its fiduciary duties to the Company stockholders by (i) approving the merger which plaintiffs allege was unfair to Company stockholders, and (ii) by not withdrawing from the merger agreement and/or renegotiating the consideration that was to be received by Company stockholders whose shares were not purchased in the tender offer. The plaintiffs seek, among other things, an order granting all Company stockholders as of December 28, 1989 damages in an undetermined amount. The plaintiffs then filed an

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

amended and supplemented complaint which removed DR Holdings as a defendant since it is in bankruptcy, and removed DR Acquisition Corporation since it had been merged into the Company. The trial occurred in September of 1996. The Company is in the process of filing post trial briefs and the Court is expected to have the matter under submission by July 1997. Although the parties have engaged in post-trial settlement discussions, it is not yet possible to predict the outcome or quantify any possible exposure to the Company. If this lawsuit is not settled, and the court awards the plaintiffs substantial monetary damages, it could have a material adverse effect on the Company's financial condition and results of operations.

     (2) In a letter dated June 11, 1993, the United States Environmental Protection Agency ("EPA") notified the Company of its potential liability pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") for a release of hazardous substances disposed of at the Shaffer Landfill portion of the Ironhorse Park Superfund Site in Billerica, Massachusetts ("Shaffer Site"). The Company was one of approximately 60 businesses and individuals to receive such a letter. The Company is cooperating with approximately 30 other potentially responsible parties ("PRPs") who have formed a group, and expects to participate in the common efforts of that group. The Company has informed the EPA of its intent to cooperate with the other PRPs in common efforts. The Company investigated the extent of its involvement with the Shaffer Site and participated in a confidential mediation process which allocated remedial costs among the members of the PRP group. The Company has received information through the PRP group indicating that the anticipated costs of completing the EPA's proposed remedy at the Shaffer Site is likely to range between $20,000 and $33,000. After the PRPs failed to reach agreement with the EPA regarding settlement, the Department of Justice ("DOJ") and the Massachusetts Attorney General ("MAG") both filed complaints on January 5, 1995, seeking past costs against 10 PRPs. The Company was not named. However, it could be named later by the government and some of the named defendants have indicated they will commence third-party actions against other PRPs, including the Company, if ongoing negotiations do not result in a settlement. Negotiations have been ongoing relative to several substantive matters and the Company cannot predict at this time if any agreement on issues will be reached with the government.

     (3) Several tax issues which pertain to Computervision tax returns for years prior to 1988 (when Computervision was acquired by Prime Computer, Inc.) remain outstanding. The most significant issue involves the qualification of a domestic international sales corporation ("DISC") for tax years 1983 and 1984. If the DISC is disqualified, the Company will be subject to additional tax and interest in the range of $9,000 to $12,000 after the usage of net operating losses. A trial on these issues was held before the Tax Court on October 25, 1994. On March 18, 1996 the Tax Court ruled in favor of the Company. On April 16, 1996 the Company filed a motion for Reconsideration with the Tax Court on the one issue, which concerned whether income was reportable as capital gain or ordinary income, on which the decision was unfavorable to the Company. The Motion for Reconsideration was denied by the Judge on May 27, 1996. The Company does not know whether the government will appeal the decision. Even if the government does not appeal the decision, the Company will owe some tax and interest on this case, but is also owed a refund on a related case. The computation of the tax payment and the timing of the tax payment and refund have not been determined. The Company's calculation of the adjustments resulting from the Court's decision were reviewed by Counsel and submitted to the IRS on November 12, 1996.

     (4) The Company is involved in numerous other legal proceedings and litigation incidental to the normal course of the Company's business. The Company believes that the ultimate disposition of these other proceedings and litigation will not have a material adverse affect on the Company's financial position.

                           COMPUTERVISION CORPORATION

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(14) SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                    1992          1993          1994          1995          1996
                                 ----------     ---------     ---------     ---------     ---------
Total revenue..................  $1,065,579     $ 827,315     $ 573,637     $ 507,074     $ 477,199
Gross profit...................     459,587       322,966       273,994       264,319       258,383
Operating income (loss)(a).....      48,733      (517,992)       59,452        80,675        55,073
Income (loss) from continuing
  operations(b)................    (142,189)     (571,107)        9,771        22,816        21,657
Net income (loss)..............    (225,872)     (571,107)        9,771        22,816        21,657
Pro forma earnings (loss) and
  earnings (loss) per share:(c)
     Continuing operations.....       (3.46)       (11.89)         0.20          0.43          0.33
     Net earnings (loss).......       (6.09)       (11.89)         0.20          0.43          0.33
Cash dividends declared and
  paid.........................      --             1,440        --            --            --
Total assets...................     904,312       412,713       263,184       246,917       208,345
Total long-term liabilities,
  less current portion.........     443,910       580,798       476,890       324,441       300,630
Stockholders' equity
  (deficit)....................      48,979      (530,177)     (509,413)     (337,726)     (316,775)

---------------

(a) Operating income (loss) included non-recurring charges of $25,000, $515,800 and $19,500 for the years ended December 31, 1992, 1993 and 1996, respectively.

(b) Loss from continuing operations for year ended December 31, 1992 also included charges of $64,050 associated with the Company's 1992 Recapitalization.

(c) Pro forma earnings (loss) from continuing operations per share and pro forma net loss per share for the year ended December 31, 1992 have been adjusted to reflect the Company's issuance of 23,000 shares of common stock in 1992 to retire certain long-term debt of the Company (see Note 1). The pro forma earnings (loss) from continuing operations per share and pro forma net earnings (loss) per share calculations, therefore, reflect, on a pro forma basis, the elimination of interest expense related to the retired portion of the debt and the issuance of the 23,000 shares.

(15) SUBSEQUENT EVENT

     On March 19, 1997, the Company announced the termination of its agreement with J.F. Lehman & Company for the sale of its Open Service Solutions ("OSS") business unit and the signing of a non-binding letter of intent with M.D. Sass Investors Services, Inc. ("Sass"), a 17% shareholder of the Company, for the purchase by Sass of a 51% interest in the OSS business. In connection with this transaction, the Company will receive from Sass $5,100 in cash and will receive from the entity that operates the OSS business (a) $25,000 in cash and (b) a promissory note in the amount of $25,000. The cash payment of $25,000 will be funded by a bank loan to the OSS business, secured by its assets. The Company will continue to own 49% of the OSS business, subject to an option granted to Sass to purchase up to one-fifth of the balance of the Company's equity position. The transaction is subject to execution and delivery of a definitive agreement and to the availability of financing, receipt of approval from the Company's banks, compliance with the Company's financing instruments and other customary closing conditions. As a result, no assurance can be given that the transaction will be consummated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997

                           COMPUTERVISION CORPORATION
                                  (REGISTRANT)

                SIGNATURE                                 TITLE
------------------------------------------    ------------------------------


         By: /s/ KATHLEEN A. COTE             Chief Executive Officer
------------------------------------------
             Kathleen A. Cote

        By: /s/ WILLIAM A. FONIRI             Chief Financial Officer
------------------------------------------      (Principal Financial
            William A. Foniri                   Officer)

         By: /s/ JAMES E. HAYDEN              Corporate Controller
------------------------------------------      (Principal Accounting
             James E. Hayden                    Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities indicated as of April 15, 1997.

                SIGNATURE                                 TITLE
------------------------------------------    ------------------------------


         /s/ RUSSELL E. PLANITZER             Chairman of the Board
------------------------------------------
           Russell E. Planitzer

       /s/ JEAN-SERGE G. BERTONCINI           Director
------------------------------------------
         Jean-Serge G. Bertoncini
            /s/ NORMAN A. BOLZ                Director
------------------------------------------
              Norman A. Bolz

            /s/ KEVIN J. BURNS                Director
------------------------------------------
              Kevin J. Burns

           /s/ KATHLEEN A. COTE               Director
------------------------------------------
             Kathleen A. Cote

          /s/ JOHN F. CUNNINGHAM              Director
------------------------------------------
            John F. Cunningham

          /s/ EUGENE M. FREEDMAN              Director
------------------------------------------
            Eugene M. Freedman

          /s/ LAWRENCE L. LANDRY              Director
------------------------------------------
            Lawrence L. Landry

                SIGNATURE                                 TITLE
------------------------------------------    ------------------------------


         /s/ ANDREW G. C. SAGE II             Director
------------------------------------------
           Andrew G. C. Sage II

                                              Director
------------------------------------------
              James E. Rubin

                                                                     SCHEDULE II

                           COMPUTERVISION CORPORATION

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                  NET
                                                 BALANCE AT     PROVISIONS     DEDUCTIONS     BALANCE AT
                                                 BEGINNING      CHARGED TO        FROM          END OF
                                                 OF PERIOD      OPERATIONS     ALLOWANCE(1)     PERIOD
                                                 ----------     ----------     ----------     ----------
Year Ended December 31, 1996...................    $3,623         $  212        $   (906)       $2,929
Year Ended December 31, 1995...................    $5,498         $   88        $ (1,963)       $3,623
Year Ended December 31, 1994...................    $6,309         $7,701        $ (8,512)       $5,498

---------------
(1) Accounts deemed uncollectible, net of recoveries.

                                 EXHIBIT INDEX

     The exhibits listed below are filed as part of this annual report:

  3.01   Amended and Restated Certificate of Incorporation of the Registrant, filed as
         Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No.
         33-48455 and incorporated herein by reference. ................................
  3.02   Amended and Restated By-Laws of the Registrant, filed as Exhibit 3.04 to the
         Company's Registration Statement on Form S-1, File No. 33-48455 and
         incorporated herein by reference. .............................................
  4.01   Specimen Certificate for shares of the Registrant's Common Stock, filed as
         Exhibit 4.01 to the Company's Registration Statement on Form S-1, File No.
         33-48455 and incorporated herein by reference. ................................
  4.02   Description of Capital Stock (contained in the Amended and Restated Certificate of Incorporation of the Registrant filed as Exhibit 3.01). ....................
  4.03   Indenture, dated as of December 1, 1984, between a subsidiary of the Registrant and The Bank of New York, as Trustee, as amended, relating to the 8%
         Convertible Subordinated Debentures due 2009, filed as Exhibit 4.03 to the
         Company's Registration Statement on Form S-1, File No. 33-48455 and
         incorporated herein by reference. First Supplemental Indenture entered into as of February 8, 1988, to the Indenture dated as of December 1, 1984 relating to the 8% Convertible Subordinated Debentures due 2009, filed as Exhibit 4.03 to the Company's Annual Report in Form 10-K for the year ended December 31, 1993 and incorporated herein by reference. Second Supplemental Indenture entered into as of December 31, 1992 to the Indenture dated as of December 1, 1984 relating to the 8% Convertible Subordinated Debentures due 2009, filed as
         Exhibit 4.04 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992 and incorporated herein by reference. .......................
  4.04   Indenture, dated as of February 1, 1987, between the Registrant and The Bank of
         New York (as successor trustee to The First National Bank of Boston), as
         Trustee, as amended, relating to the Registrant's 5 3/4% Convertible
         Subordinated Debentures due 2012, filed as Exhibit 4.04 to the Company's
         Registration Statement on Form S-1, File No. 33-48455 and incorporated herein by reference. .................................................................
  4.05   Indenture between the Registrant and United States Trust Company of New York,
         as Trustee, dated as of August 15, 1992 relating to the Registrant's 11 3/8%
         Senior Subordinated Notes due 1999, filed as Exhibit 4.09 to the Company's
         Registration Statement on Form S-1, File No. 33-48455 and incorporated herein by reference. .................................................................
  4.06   Common Stock Purchase Warrant dated December 22, 1993 and issued to Chemical
         Bank, filed as Exhibit 4.03 to the Company's Annual Report in Form 10-K for the
         year ended December 31, 1993 and incorporated herein by reference. ............
*10.01   1995 Directors' Stock Option Plan, filed as Exhibit 10.19 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by
         reference. ....................................................................
 10.02   Amended and Restated Lease Agreement dated as of January 1, 1995 between United
         Trust Fund Limited Partnership and Computervision Corporation, filed as Exhibit
         10.20 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1995 and incorporated herein by reference. ................................
*10.03   1992 Stock Option Plan as amended September 15, 1994, April 18, 1995 and
         December 5, 1996. .............................................................
*10.04   Annual Management Incentive Plan, effective January 1, 1995, filed as Exhibit
         10.03 to the Company Annual Report on Form 10-K for the year ended December 31,
         1995 and incorporated herein by reference. ....................................
*10.05   Officer's Perquisites Plan, as amended, filed as Exhibit 10.10 to the Company's
         Registration Statement on Form S-1, File No. 33-48455 and incorporated herein by reference. .................................................................
 10.06   Form of Indemnity Agreement between the Company and each of its directors and officers, filed as Exhibit 10.12 to the Company's Registration Statement on
         Form S-1, File No. 33-48455 and incorporated herein by reference. .............
*10.07   Employment Agreement dated as of June 11, 1996 between the Company and Russell
         E. Planitzer. .................................................................

*10.08   Amended and Restated Employment Agreement dated as of September 4, 1996 between the Company and Kathleen A. Cote. .............................................
*10.09   Letter Agreement, dated August 17, 1993 between the Company and Barry F. Cohen,
         Ph.D. and Memorandum dated March 28, 1994 to Barry Cohen regarding Employment
         Agreement, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1993 and incorporated herein by reference. ....
*10.10   Letter Agreement, dated January 4, 1990, between the Company and Anthony N.
         Fiore, Jr., filed as Exhibit 10.25 to the Company's Registration Statement on
         Form S-1, File No. 33-48455 and incorporated herein by reference. .............
*10.11   Letter Agreement dated January 18, 1995 between the Company and Douglas P.
         Smith; Letter Agreement dated January 24, 1995 between the Company and Douglas
         P. Smith; Note dated January 19, 1995 between the Company and Douglas P. Smith, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. .................
*10.12   Letter Agreement dated June 15, 1994 between the Company and Attilio Rimoldi.
         Memorandum dated August 22, 1995 from Anthony N. Fiore, Jr. to Attilio Rimoldi, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. .................
*10.13   Letter Agreement dated June 5, 1995 between the Company and James E. Hayden, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference. .................
*10.14   Letter Agreement dated September 21, 1995 between the Company and Edward D.
         Wagner, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1995 and incorporated herein by reference. ........
*10.15   Letter Agreement dated October 6, 1992 between the Company and William A.
         Foniri, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1995 and incorporated herein by reference. ........
*10.16   Letter Agreement dated February 19, 1996 between the Company and Rock
         Gnatovich, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995 and incorporated herein by reference. ....
*10.17   Form of Consulting Agreement executed between the Company and Mr. Sage, filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No.
         33-48455 and incorporated herein by reference. ................................
*10.18   1995 Domestic and International Employee Stock Purchase Plans, filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1995 and incorporated herein by reference. ................................
*10.19   1993 Directors' Stock Option Plan, filed as Exhibit 10.43 to the Company's
         Post-Effective Amendment No. 1 to Registration Statement on Form -1, File No.
         33-48455 and incorporated herein by reference. ................................
*10.20   Management Retention Agreement dated as of September 4, 1996 between the
         Company and Barry F. Cohen. ...................................................
*10.21   Management Retention Agreement dated as of September 4, 1996 between the
         Company and Kathleen A. Cote. .................................................
*10.22   Management Retention Agreement dated as of September 4, 1996 between the
         Company and Anthony N. Fiore, Jr. .............................................
*10.23   Management Retention Agreement dated as of September 4, 1996 between the
         Company and William Foniri. ...................................................
*10.24   Management Retention Agreement dated as of September 4, 1996 between the
         Company and Rock S. Gnatovich. ................................................
*10.25   Management Retention Agreement dated as of September 4, 1996 between the
         Company and James Hayden. .....................................................
*10.26   Promissory Note dated July 16, 1996 between the Company and Rock S.
         Gnatovich......................................................................
*10.27   Promissory Note date March 18, 1996 between the Company and Douglas P. Smith;
         Promissory Note dated June 24, 1996 between the Company and Douglas P. Smith;
         Separation Agreement date September 25, 1996 between the Company and Douglas
         Smith; Consultant Agreement dated as of October 14, 1996 between the Company and Douglas P. Smith...........................................................

 10.28   Credit Agreement dated as of November 17, 1995 (the "Credit Agreement") between
         Bankers Trust Company ("Bankers Trust"), Fleet Bank of Massachusetts, NA
         ("Fleet") and the Company, filed as Exhibit 10.01 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference............................................................
 10.29   First Amendment to the Credit Agreement dated as of February 15, 1996..........
 10.30   Second Amendment to the Credit Agreement dated as of March 22, 1996............
 10.31   Third Amendment to the Credit Agreement dated as of March 27, 1997. ...........
 11.01   Statement re: computation of per share earnings. ..............................
 21.01   Subsidiaries. .................................................................
 23.01   Consent of Independent Public Accountants. ....................................