Form 10-K/A
period 1996-12-31
COMPUTERVISION CORP /DE/
filed 1997-04-30
CIK 80285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                 100 CROSBY DRIVE, BEDFORD, MASSACHUSETTS 01730
          (Address of principal executive offices, including zip code)

                                 (617) 275-1800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                  Title of Class               Name of Exchange
                  --------------               ----------------
                     Common                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                    11 3/8% Senior Subordinated Notes due 1999

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of such stock on March 25, 1997 on the New York Stock Exchange was approximately $250,606,357. Shares of voting stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares of Common Stock outstanding as of March 25, 1997:
63,575,158.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF DIRECTORS

     Set forth below are the name and age of each member of the Board of Directors and the positions and offices held by each member, his or her principal occupation and business experience during the past five years, the names of other publicly held companies of which such member serves as a director and the year of the commencement of his or her term as a director of the Company.

            DIRECTORS WHOSE TERMS EXPIRE IN 1997 (CLASS II DIRECTORS)

     Kathleen A. Cote, age 48, became a director in July 1996.

     Ms. Cote has been President and Chief Executive Officer of the Company since November 1996 and President and Chief Operating Officer from November 1995 to November 1996. Ms. Cote has been with the Company since November 1986 serving in various positions including Vice President, Marketing and Services, Vice President, Customer Service and Vice President, Manufacturing. Ms. Cote is also a director of Bay Networks, Inc., a network management products company.

     John F. Cunningham, age 54, became a director in December 1991.

     Mr. Cunningham has been Chairman and Chief Executive Officer of Cunningham & Co., Inc., a specialized consulting organization offering strategic and valuation services to high technology and computer companies, since 1989. From 1985 to 1989, he was Chairman of the Board and Chief Executive Officer of Computer Consoles, Inc., a computer manufacturer. Prior to that time, Mr. Cunningham was at Wang Laboratories, Inc. for 18 years where his last position was President and Chief Operating Officer. Mr. Cunningham is also a director of EMC Corporation, a manufacturer of computer storage peripherals. Mr. Cunningham is a member of the Executive Committee and the Chairman of the Compensation Committee.

     Andrew G.C. Sage II, age 71, became a director in December 1991.

     Mr. Sage is Chairman of Robertson-Ceco Corporation, a manufacturer of pre-engineered metal buildings. From November 1992 to December 1993 he was the President and Chief Executive Officer of Robertson-Ceco. Prior to that time, Mr. Sage was a consultant in general business and financial management for over five years and he was employed by Lehman Brothers for 25 years where his last position was President. Mr. Sage is a member of the Executive Committee and the Nominating Committee.

     Norman A. Bolz, age 76, became a director in February 1992.

     From 1987 to 1991, Mr. Bolz was the Director of Finance and Administration for Special Olympics International, Inc. From 1984 to 1986, he served as the Associate Commissioner for Policy and Management of the Internal Revenue Service, U.S. Treasury Department. Prior to that time, he was a partner and staff member in the accounting firm of Coopers & Lybrand for 40 years where his last position was Vice Chairman-International Operations. Mr. Bolz is also a director of Intersolv, Inc. Mr. Bolz is a member of the Audit and Finance Committee.

           DIRECTORS WHOSE TERMS EXPIRE IN 1998 (CLASS III DIRECTORS)

     Jean-Serge G. Bertoncini, age 60, became a director in November 1994.

     Mr. Bertoncini has been a Group Vice President and Chief Information Officer of PSA/Peugeot-Citroen since 1986. Prior to that time, he was Vice President, Information Services at Automobiles Peugeot and Executive Director, Management Organization Services for Chrysler Europe. Mr. Bertoncini is also a director of Credipar, a financing entity formed by PSA and Sovac, a branch of Lazard & Co.

     Kevin J. Burns, age 47, became a director in November 1994.

     Mr. Burns has been the Chairman of the Board of Intersolv, Inc., a provider of client server software tools which accelerate the delivery of business information systems, since 1990. He was also the Chief Executive Officer from 1986 to 1996 and President from 1986 to 1995. From 1981 through 1986, Mr. Burns was Executive Vice President of Sage Software, Inc., a predecessor to Intersolv, Inc.

     Russell E. Planitzer, age 53, became a director in August 1989.

     Mr. Planitzer has been Chairman of the Board of Directors of the Company since 1989, President from April 1993 to November 1995 and Chief Executive Officer from April 1993 to November 1996. Mr. Planitzer was a General Partner of J.H. Whitney & Co. ("Whitney"), a private investment banking firm, for over five years prior to his resignation in November 1991. Mr. Planitzer served on the Board of Directors of DR Holdings Inc. of Delaware ("DR Holdings") from June 1989 to May 1992, was Chief Financial Officer of DR Holdings from June 1989 to August 21, 1992 and was Chief Executive Officer of DR Holdings from March 1992 to August 21, 1992. DR Holdings commenced a case under chapter 11 of the U.S. Bankruptcy Code on August 26, 1992 and was liquidated in August 1994. Mr. Planitzer is also a director of Intersolv, Inc. Mr. Planitzer is a member of the Executive Committee and the Nominating Committee.

            DIRECTORS WHOSE TERMS EXPIRE IN 1999 (CLASS I DIRECTORS)

     Eugene M. Freedman, age 65, became a director in January 1995.

     Mr. Freedman has been Senior Advisor to the Chief Executive Officer and a director of Monitor Company, Inc., an international business strategy and consulting firm, since January 1995. From 1965 to 1994, he was a partner with Coopers & Lybrand LLP (US) and served in several senior executive positions, the most recent being Chairman and Chief Executive Officer, United States, from 1991 to September 1994 and Chairman, Coopers & Lybrand International, from 1992 through October 1994. Mr. Freedman is also a director of The Limited, Inc., a retailer of apparel and personal care products. Mr. Freedman is the Chairman of the Audit and Finance Committee.

     Lawrence L. Landry, age 53, became a director in February 1990.

     Mr. Landry has been the Chief Financial Officer of the John D. and Catherine T. MacArthur Foundation (the "MacArthur Foundation") since March 1989. From 1982 to March 1989, Mr. Landry was Chief Financial Officer of Southern Methodist University. Mr. Landry is a member of the Audit and Finance Committee and the Compensation Committee. Mr. Landry is also an owner and Chairman of Crossroads Investment Co., a registered investment company, and Chairman of the Board of Directors of Crossroads, U.K., a registered advisory company.

     James B. Rubin, age 43, became a director in April 1997.

     Mr. Rubin has been the Senior Managing Director of the Restructured Securities Management Company and Sass Lamle Rubin & Company, divisions of M.D. Sass Investors Services, Inc., since 1989. Restructured Securities Management Company provides investment management services dedicated to opportunities presented by corporate reorganizations. Sass Lamle Rubin & Company serves as financial advisor for creditor and equity constituencies of financially distressed companies. From 1986 to 1989, Mr. Rubin was the principal of J. B. Rubin and Company, a financial advisor to and chair of creditor and equity committees in bankruptcies and reorganizations. Mr. Rubin is a director of Seaman Furniture Company, Inc. and Chief Executive Officer and Chairman of the Board of Ranger Industries, Inc. Mr. Rubin is also Senior Vice President and a director of Corporate Renaissance Group, Inc., a registered business development company, with respect to which M.D. Sass Investors Services, Inc. serves as investment adviser.

EXECUTIVE OFFICERS

     Information concerning the Company's Executive Officers is included in Part I under the caption "Executive Officers."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act except that Mr. Cunningham did not timely report on Form 4 a purchase of the Company's common stock by him and a purchase of the Company's common stock by his wife. The appropriate filings on Form 4 were made in August 1996.


ITEM 11.    EXECUTIVE COMPENSATION

                      COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer, former Chief Executive Officer, the other four most highly paid executive officers and one former executive officer, based on salary and bonuses earned during 1996.

                                     SUMMARY COMPENSATION TABLE


                                                                              LONG-TERM
                                        ANNUAL COMPENSATION              COMPENSATION AWARDS
                             -----------------------------------------  -----------------------
                                                                        RESTRICTED   SECURITIES    ALL OTHER
                                    SALARY               OTHER ANNUAL  STOCK AWARDS  UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR   $(1)    BONUS $(2)  COMPENSATION $     $(3)      OPTIONS(#)      $(4)
---------------------------   ----  ------   ----------  -------------  -----------  ----------   ------------

Russell E. Planitzer ........ 1996  785,056  1,732,738(5)         0             0      227,400       9,500
  Chairman and former Chief   1995  785,050  1,208,115            0             0      200,000       9,240
  Executive Officer           1994  677,077    700,200      373,527(6)    385,000      787,000(7)    9,240

Kathleen A. Cote ............ 1996  430,767    170,000            0             0      314,000       9,500
  President and Chief         1995  307,691    250,425            0             0      200,000       9,240
  Executive Officer           1994  267,415    137,587            0       128,500      320,000(7)    9,240

Barry F. Cohen, Ph.D. ....... 1996  300,000    115,000            0             0       60,000       9,500
  Senior Vice President,      1995  300,000    247,388            0             0            0       9,240
  Human Development and       1994  268,511    162,540(8)         0       128,500      200,000           0
  Organizational Productivity

Anthony N. Fiore, Jr. ....... 1996  250,142     43,750            0             0       30,000       9,500
  Vice President, Business    1995  250,142    203,256            0             0       77,000       9,240
  Operations and General      1994  217,038    112,575            0             0      118,000(7)    9,240
  Counsel





William A. Foniri             1996  241,346     43,750             0            0        50,000       9,500
  Vice President, Chief       1995  190,319     83,403             0            0       120,000       9,240
  Financial Officer           1994  143,844     50,000             0            0        60,000(7)    9,240
  and Treasurer

Attilio Rimoldi(9)            1996  306,624     30,000       113,036(10)        0        60,000           0
  Senior Vice President,      1995  300,000    227,849        23,200(10)        0             0           0
  Research and Development    1994  150,000    147,000             0      128,500       237,500     600,000(11)

Douglas P. Smith(12)          1996  203,051    103,120(13)         0            0        30,000      19,078(14)
  former Vice President,      1995  255,358    205,875             0            0        85,800       9,240
  Finance                     1994  383,813    106,875             0            0        83,600(7)    9,240

----------

(1) Amounts shown include salary deferred at the election of the named executive officer under the Company's Section 401(k) Capital Accumulation Plan (the "401(k) Plan"). The Company did not pay the named executive officers any compensation other than the amount disclosed in the table.

(2) Except as otherwise noted, amounts shown are the awards made under the Company's Management Incentive Plan for the respective fiscal years. Bonus awards for 1996 have been accrued but not paid.

(3) In September 1994 the Company made restricted stock awards to four executive officers (150,000 shares to Mr. Planitzer and 50,000 shares to each of Ms. Cote, Mr. Cohen and Mr. Rimoldi), valued at the grant date price of $2.57 per share. The restricted stock vested ratably over twelve months beginning September 30, 1994 so long as the holder remained employed by the Company. All shares are now fully vested. Although this stock is eligible to receive dividends, the Company is not currently paying dividends on its Common Stock.

(4) Except as otherwise noted, amounts shown are the Company's matching contributions made under the Company's 401(k) Plan.

(5) Amount shown includes (a) an award of $215,875 under the Company's Management Incentive Plan, (b) a $400,000 bonus as required under the terms of Mr. Planitzer's former employment agreement and (c) the payment of $1,113,500 which represents one-half of a performance bonus paid to Mr. Planitzer on October 31, 1996 as required under the terms of Mr. Planitzer's employment agreement. For additional information regarding Mr. Planitzer's continuing relationship with the Company, see "Employment and Severance Agreements."

(6) Amount shown includes $371,501 to reimburse Mr. Planitzer for certain costs and the loss associated with the sale of his New York residence which was reimbursed by the Company as required under the terms of Mr. Planitzer's employment agreement and $2,026 in relocation expenses reimbursed by the Company.

(7) Amount shown includes new stock options granted in January 1994 in exchange for the cancellation of stock options for an equivalent number of shares under an option repricing program (697,000 shares for Mr. Planitzer, 176,000 shares for Ms. Cote, 88,000 for Mr. Fiore, 26,400 for Mr. Foniri and 26,400 for Mr. Smith).

(8) Amount includes a $25,000 bonus for a special project Mr. Cohen completed successfully.

(9) Mr. Rimoldi became an employee in July 1994. Prior to that time, he served as a consultant to the Company. Mr. Rimoldi left the Company in February 1997.

(10) Amount shown consists of relocation costs reimbursed by the Company.

(11) Amount shown consists of payment of $450,000 to Mr. Rimoldi's consulting firm in 1994 in satisfaction of the remaining portion of the firm's three year worldwide consulting contract with the Company and $150,000 for consulting services provided in 1994 prior to Mr. Rimoldi becoming an employee.

(12) Mr. Smith left the Company in September 1996. Since that time, he has served as a consultant to the Company pursuant to an agreement signed in October 1996 and further described under the caption "Employment and Severance Agreements."

(13) Amount shown includes $50,000 which represents the first quarterly installment of a $200,000 special bonus for services rendered by Mr. Smith in connection with the proposed sale of the Company's Open Service Solutions Business, payable pursuant to Mr. Smith's separation agreement signed in September 1996 and further described under the caption "Employment and Severance Agreements."

(14) Amount shown includes $6,250 which represents first quarterly installment of $25,000 annual consulting fee paid pursuant to two year agreement signed in October 1996 and further described under the caption "Employment and Severance Agreements" and $3,328 in imputed interest on the loan further described under the caption "Transactions with Officers and Directors."

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding options granted under the Company's 1992 Stock Option Plan during the fiscal year ended December 31, 1996 to the executive officers named in the Summary Compensation Table.



                                                     INDIVIDUAL GRANTS
                      -------------------------------------------------------------------------------
                         NUMBER OF
                        SECURITIES     PERCENT OF TOTAL
                        UNDERLYING     OPTIONS GRANTED   EXERCISE PRICE                 GRANT DATE
                      OPTIONS GRANTED  TO EMPLOYEES IN        PER          EXPIRATION     PRESENT
NAME                      (#)(1)         FISCAL YEAR(2)  SHARE ($/SHR)(3)     DATE     VALUE ($/SHR)(4)
--------------------  ---------------  ----------------  ---------------   ----------  ---------------
Russell E. Planitzer ...  227,400            9.7%            $11.065         2/19/06     $1,498,591
Kathleen A. Cote .......  114,000            4.9              11.065         2/19/06        751,453
                          200,000            8.5                7.19         9/03/06        875,624

Barry F. Cohen .........   60,000            2.6              11.065         2/19/06        395,502
Anthony N. Fiore, Jr. ..   30,000            1.3              11.065         2/19/06        197,751
William A. Foniri ......   40,000            1.7              11.065         2/19/06        263,668
                           10,000            0.4                7.38         7/22/06         44,851

Attilio Rimoldi ........   60,000            2.6              11.065         2/19/06        395,502
Douglas P. Smith .......   30,000            1.3              11.065         2/19/06        197,751


----------

(1) All executives listed in the Summary Compensation Table received option grants in 1996. All options granted to the named officers vest over a four year period, with 25% becoming exercisable on a cumulative basis each year commencing one year after the date of grant at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Board of Directors may accelerate the vesting of any option and may extend the exercise date of any option granted under the 1992 Stock Option Plan.

(2) The Company granted options to purchase a total of 2,350,500 shares of Common Stock to its employees in the fiscal year ended December 31, 1996. As of April 18, 1997, previously granted options to purchase 5,796,100 shares had been cancelled since the beginning of the plan (August 1992).

(3) The exercise price may be paid in cash, in shares of Common Stock then held by the optionee, or in a combination of cash and shares.

(4) Calculated using the Black-Scholes option valuation model. Calculations for the named executive officers are based upon a ten-year option term, assume a risk free rate of return based on quoted yields at grant date for U.S. Treasury bonds with a term equal to the expected option term (5.770% in February 1996, 6.834% in July 1996 and 6.939% in September 1996), a volatility factor of 0.6146 based on daily changes in the Company's stock price since the date of the initial public offering in August 1992 and no annual dividend yield. The expected days to exercise is assumed to be three years after vesting. The actual value, if any, an executive may realize from the exercise of stock options will be determined based on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value received by an executive will be at or near the value estimated by the Black-Scholes model, or that any value will be realized.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table set forth information concerning each exercise of stock options during the fiscal year ended December 31, 1996 by each of the executive officers named in the Summary Compensation Table and the number and value of unexercised options held by each such named executive officer at December 31, 1996.


                                                   NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-
                                                        UNEXERCISED OPTIONS AT            MONEY OPTIONS AT
                         SHARES                          DECEMBER 31, 1996(#)          DECEMBER 31, 1996($)(1)
                      ACQUIRED ON       VALUE     --------------------------------   ---------------------------
NAME                    EXERCISE(#)  REALIZED($)       EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
--------------------  -----------    -----------  --------------------------------   ---------------------------

Russell E. Plantizer          0              0            863,000/501,400             $4,015,450/  $1,303,320
Kathleen A. Cote         20,000       $192,400            283,600/580,400              1,184,188/   1,023,192
Barry F. Cohen                0              0            140,000/220,000                840,220/     947,580
Anthony N. Fiore,        20,800        172,896            112,600/121,600                513,446/     423,583
Jr.
William A. Foniri             0              0             75,840/174,160                267,427/     181,865
Attilio Rimoldi          30,000        294,395            102,500/227,500                577,580/     974,500
Douglas P. Smith         70,000        566,064             31,000/164,800                185,097/     710,750


----------

(1) Market value of shares covered by in-the-money options on December 31, 1996, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. The average of the high and low prices of the Common Stock on the New York Stock Exchange on December 31, 1996 was $9.13.

PENSION PLAN

     Prior to April 1, 1990, each full-time United States employee of the Company with at least one year of service was eligible to receive benefits under the Company's Pension Plan. Effective April 1, 1990, all benefit accruals ceased and no new participants were admitted to the Pension Plan. Participants in the Pension Plan continue to vest (generally upon completion of five years of service) in their benefits accrued as of April 1, 1990. Participants with vested benefits are entitled to receive, upon termination of employment after reaching age 65, an annual pension payment in an amount equal to the greater of (i) $216 multiplied by the number of the participant's years of previous service with the Company, or (ii) 1.25% of the participant's compensation for 1988 multiplied by the number of the participant's years of service with the Company through 1988, plus, for each additional year of pension service after 1988, 1.25% of the participant's compensation for such year of pension service, which benefit is reduced under certain circumstances. Of the executive officers listed in the Summary Compensation Table, only Ms. Cote, Mr. Fiore, Mr. Foniri and Mr. Smith have a vested pension benefit. Messrs. Planitzer, Cohen and Rimoldi are not plan members. The annual pension benefit, on a straight-life basis, payable at age 65 is $7,269 for Ms. Cote, $1,349 for Mr. Fiore, $9,574 for Mr. Foniri and $5,012 for Mr. Smith.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     On June 11, 1996, the Company entered into a new employment agreement with Mr. Planitzer pursuant to which he served as a full-time employee of the Company as Chief Executive Officer and Chairman of the Board during the period commencing June 11, 1996 and ending on October 31, 1996 at an annual base salary of $785,000. The agreement provides that (a) during the period November 1, 1996 through June 30, 1997, Mr. Planitzer shall serve as a part-time employee of the Company and, in such capacity, shall serve as Chairman of the Board and as a Director of the Company at an annual base salary of $785,000 (inclusive of his compensation for services as a Director) and (b) during the period July 1, 1997 through June 30, 1998, Mr. Planitzer shall serve as a consultant to the Company and continue to serve as Chairman of the Board and as a Director of the Company at the rate of $250,000 per year. In his capacity as a part-time employee, Mr. Planitzer is required to devote up to 60% of his business time to his duties as Chairman and as a Director of the Company. In his capacity as a consultant to the Company, Mr. Planitzer is obligated to devote up to 30 days per year in the performance of consulting services. The agreement also provides for the payment of a performance bonus in the aggregate amount of $2,227,000, one-half of which was paid to Mr. Planitzer on October 31, 1996 and the remaining one-half of which is payable on the earlier of (a) June 30, 1997 provided that Mr. Planitzer continues to serve as Chairman of the Board of Directors of the Company through such date and (b) the termination of his employment (other than for cause), including a termination at the election of Mr. Planitzer due to the Company's failure to make any payment due him under his agreement. The agreement provides that all outstanding stock options granted to Mr. Planitzer as of June 30, 1996 shall vest and become immediately exerciseable and payments to which he is entitled under the terms of the agreement shall be accelerated and paid upon any of the following events: his removal without cause as Chairman of the Board of Directors or the mutual agreement of the Company and Mr. Planitzer to such removal; the termination of his employment by death or disability; or his voluntary termination of employment due to the Company's failure to make any payment due him under the terms of the agreement. Mr. Planitzer's agreement also provides for the continued payment of salary through the remaining term of the agreement and the acceleration of the performance bonus in the event his employment is terminated for reasons other than death, disability, cause or a termination by Mr. Planitzer (except for a termination by Mr. Planitzer due to the Company's failure to make any payment due to him under his agreement). Mr. Planitzer is entitled to reimbursement for taxes paid on certain of the foregoing payments. Mr. Planitzer's agreement prohibits him from competing with the Company during his employment and, at the Company's option, for one year following his termination.

     On September 4, 1996, the Company entered into an amended and restated employment agreement with Ms. Cote which provides for employment through August 31, 1999, subject to annual renewal thereafter by the Company at its option, and participation in the Company's Management Incentive Plan. Ms. Cote's current salary is $600,000. Ms. Cote's agreement also provides for severance payments ranging from biweekly base salary for a period of six months to biweekly base salary and bonus for the remaining term of the employment agreement, depending on the circumstances of the termination (other than a termination at the election of Ms. Cote). Ms. Cote's agreement prohibits her from competing with the Company during her employment and while she is receiving severance benefits from the Company.

     In September 1996, Mr. Smith left the Company and resigned from his position as Chief Financial Officer of the Company pursuant to the terms of a separation agreement with the Company (the "Separation Agreement"). The Separation Agreement provides for (a) Mr. Smith's retention as a consultant for a period of two years commencing September 30, 1996 at the rate of $25,000 per year payable in equal monthly installments at the beginning of each month, (b) the payment of a $200,000 special bonus for Mr. Smith's services rendered in connection with the proposed sale of the Company's Open Service Solutions business payable in equal monthly installments at the beginning of each month,
(c) accelerated vesting of stock options that would have vested in 1999 and 2000 to vest in 1997 and 1998, respectively, (d) repayment of $31,770 owed to the Company, such repayment to be made through management or other bonus payments or through the gain on the exercise of stock options, (e) full vesting in the Company's Pension Plan as of September 27, 1996, the date Mr. Smith's employment with the Company terminated and (f) confirmation of the terms of Mr. Smith's participation in the Company's Management Incentive Plan for 1996. In October 1996, Mr. Smith entered into a standard form of consulting agreement with the Company under the terms contemplated by the Separation Agreement.

     In September 1996, the Company entered into retention agreements with the executive officers named in the Summary Compensation Table, other than Mr. Planitzer and Mr. Smith. Mr. Rimoldi's right to receive benefits pursuant to the retention agreement entered into between Mr. Rimoldi and the Company terminated at the time he left the Company. The retention agreements continue through December 31, 1999 and shall be automatically extended for one additional year unless a change in control of the Company has occurred, in which case the agreements shall continue in effect for a period of not less than 24 months beyond the month in which such change occurred. The agreements generally provide for a continuation of salary and certain health and life insurance benefits in the event of termination of employment by the Company (other than for cause, disability or death) or by the executive officer (for good reason, as defined in the retention agreements) within two years after a change of control of the Company has occurred. In the case of Ms. Cote and Mr. Cohen, the agreements provide for severance payments over a three year period in an amount equal to 2.99 times the sum of (a) the higher of the annual base salary in effect as of the date of termination or immediately prior to a change in control and (b) 100% of the average annual incentive bonus payable by the Company for the two fiscal years ending immediately prior to the fiscal year in which the change of control occurs. In the case of Mr. Fiore and Mr. Foniri, the agreements provide for severance payments over an eighteenth month period in an amount equal to 1.5 times the sum of (a) the higher of the annual base salary in effect as of the date of termination or immediately prior to a change in control and (b) 50% of the average annual incentive bonus payable by the Company for the two fiscal years ending immediately prior to the fiscal year in which the change of control occurs.

     Under the provisions of their employment arrangements with the Company, all of the executive officers named in the Summary Compensation Table, other than Mr. Planitzer, Ms. Cote and Mr. Smith whose arrangements are described above, have continuation of salary protection for one year if their employment with the Company is terminated other than for death, disability or cause. Mr. Rimoldi, who left the Company in February 1997, is currently receiving salary protection payments pursuant to his employment arrangement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Planitzer, the Company's Chairman, is a director and serves on the Compensation Committee of Intersolv, Inc., whose chairman is Kevin J. Burns, a director of the Company.


                            COMPENSATION OF DIRECTORS

STANDARD ARRANGEMENTS

     Directors who are not employees of the Company ("Non-employee Directors") receive an annual fee of $25,000 and $1,500 for each Board or Committee meeting they attend in person (plus reimbursement for travel and out-of-pocket expenses). They receive $500 for each telephonic meeting of less than two hours and $1,500 for each telephonic meeting of two hours or more they attend. Directors who are employees receive no additional compensation for serving on the Board. Non-employee Directors also participate in the 1995 Director Option Plan under which they were granted options for 6,600 shares for each full year of service completed at January 30, 1995 and will be granted an option for an additional 6,000 shares each July 1 they continue to serve as a director. The options granted in January 1995 vest ratably over three years and the options granted annually on July 1 vest one year from the date of the grant. All options expire ten years from the date of grant.

     Together with option grants under the prior 1993 Director Stock Option Plan, as of April 18, 1997, the Directors held options to purchase the following number of shares at option prices ranging from $3.25 to $10.44: Mr. Bertoncini -- 20,000 shares; Mr. Bolz -- 45,800 shares; Mr. Burns -- 22,000 shares; Mr. Cunningham -- 45,800 shares; Mr. Freedman -- 21,000 shares; Mr. Landry -- 63,000 shares; and Mr. Sage -- 45,800 shares.

OTHER ARRANGEMENTS

     Mr. Cunningham, who served as Chairman of the Compensation Committee in 1996, rendered consulting services to the Company during 1996 concerning management succession strategy, for which he was paid at the rate of $1,500 per day. In 1996, he received $3,000. Mr. Sage and his consulting firm rendered consulting services to the Company during 1996, primarily regarding the strategic direction of the Company and product development, for which they were paid $19,053.10. In 1997, Mr. Sage may continue to provide services as requested by the Company, for which he will be paid $3,200 per day.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of the close of business on April 18, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director; (iii) each executive officer named in the Summary Compensation Table under the heading "Compensation of Executive Officers" below and (iv) all directors and executive officers of the Company as a group.

     The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 18, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.

     The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                                                  PERCENT OF
                                           NUMBER OF SHARES       COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED      OUTSTANDING
------------------------------------      ------------------      ------------

M.D. Sass Associates, Inc.(1)              9,999,344(1)              15.73%
  1185 Avenue of the Americas
  New York, NY 10036

Merrill Lynch & Co., Inc.(2)               4,954,933(2)               7.79%
  800 Scudders Mill Road
  Plainsboro, NJ 08536

Credit Suisse First Boston, Inc.(3)        3,513,200(3)               5.52%
  11 Madison Avenue
  New York, NY 10010

Kemper Investments, Inc.(4)                3,322,249(4)               5.24%
  222 South Riverside Plaza
  Chicago, IL 60606

Jean-Serge G. Bertoncini                      10,000(5)                *

Norman A. Bolz                                68,200(5)                *

Kevin J. Burns                                10,000(5)                *

Barry F. Cohen, Ph.D.                        189,000(6)                *

Kathleen A. Cote                             388,914(6)                *

John F. Cunningham                           148,200(5)                *

Anthony N. Fiore, Jr                         148,954(6)                *





William A. Foniri                             91,714(6)                *

Eugene M. Freedman                            40,000(5)                *

Lawrence L. Landry                            48,400(5)                *

Russell E. Planitzer                         999,894(6)               1.57%

Attilio Rimoldi                              167,500(6)                *

James B. Rubin(1)(7)                      10,489,341(1)(7)           16.50%

Andrew G.C. Sage II                          102,200(5)                *

Douglas P. Smith                              50,320(6)                *

All executive officers and directors      12,866,183(5)(6)           20.23%
as a group  (17 persons)



----------

*    Less than one percent.

(1) Represents shares held by M.D. Sass Associates, Inc. and affiliated groups as follows: 2,263,935 shares held by M.D. Sass Re/Enterprise Partners, L.P.; 2,767,672 shares held by M.D. Sass Re/Enterprise International, Ltd.; 801,548 shares held by M.D. Sass Parallex Partners, L.P.; 89,884 shares held by M.D. Sass Associates, Inc. Employee Profit Sharing Plan; 463,146 shares held by M.D. Sass Re/Enterprise-II, L.P.; 3,005,759 shares held by various third party managed accounts; and 607,400 shares held by Corporate Renaissance Group, Inc.

(2) Represents shares held by Merrill Lynch & Co., Inc. on behalf of itself and its wholly owned subsidiaries, Merrill Lynch Group, Inc., Princeton Services, Inc., Fund Asset Management, L.P., and Merrill Lynch Phoenix Fund, Inc., as reported in a Schedule 13G filed with the Securities and Exchange Commission as of January 23, 1997. All shares are subject to shared voting and dispositive power. According to such report, Merrill Lynch Group, Inc. and Princeton Services, Inc. share voting power and dispositive power with respect to 4,644,700 shares and Fund Asset Management, L.P. and Merrill Lynch Phoenix Fund, Inc. share voting power and dispositive power with respect to 3,353,600 shares.

(3) Represents shares held indirectly by Credit Suisse First Boston, Inc. for its wholly owned subsidiary, Credit Suisse First Boston Corporation as reported in a Schedule 13G filed with the Securities and Exchange Commission as of February 13, 1997.

(4) Represents shares held by Zurich Kemper Investments, Inc. in its capacity as investment advisor to various clients, as reported in a Schedule 13G filed with the Securities and Exchange Commission as of February 13, 1997. All shares are subject to shared voting and dispositive power.

(5) Includes shares issuable pursuant to director stock options exercisable within 60 days after April 18, 1997 (10,000 shares for Mr. Bertoncini, 45,800 shares for Mr. Bolz, 10,000 for Mr. Burns, 27,200 shares for Mr. Cunningham, 10,000 shares for Mr. Freedman, 38,400 shares for Mr. Landry and 27,200 shares for Mr. Sage).

(6) Includes shares issuable pursuant to employee stock options exercisable within 60 days after April 18, 1997 (172,000 shares for Mr. Cohen, 320,900 shares for Ms. Cote, 141,500 shares for Mr. Fiore, 88,560 shares for Mr. Foniri, 977,850 shares for Mr. Planitzer, 137,500 shares for Mr. Rimoldi and 50,320 shares for Mr. Smith).

(7) Includes 489,997 shares held by the J.B. Rubin & Co. Defined Contribution Plan and by a family member of Mr. Rubin. Mr. Rubin is the Trustee of the Plan and may be deemed to share in the voting and dispositive power held by the Plan and by his family member.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH OFFICERS AND DIRECTORS

     For payments made to Directors of the Company, see "Executive Compensation -- Compensation of Directors -- Standard Arrangements" and "-- Other Arrangements".

     During 1996, the Company loaned $28,000 on an interest-free basis to Mr. Smith, former Chief Financial Officer of the Company, as part of his compensation arrangement. Under the terms of Mr. Smith's separation agreement with the Company, the principal amount together with an outstanding employee payable of approximately $3,800 is required to be paid in full, on a first dollar basis, through management or other bonus payments or through the gain on the exercise of stock options.

     In July 1996, the Company loaned $200,000 on an interest-free basis to Rock
S. Gnatovich, Vice President, Worldwide Marketing to facilitate his purchase of a house. The terms of the loan state that $25,000 of principal is to be forgiven on each of the first four anniversary dates of the loan so long as he continues to be employed by the Company. The remaining $100,000 of principal will be repaid by the deduction of $25,000 each year from any bonus payments due Mr. Gnatovich as a participant in the Company's Management Incentive Plan. Any outstanding balance, less any amounts previously forgiven, is due in full on termination of his employment with the Company. The Company holds a second mortgage on Mr. Gnatovich's house.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 COMPUTERVISION CORPORATION



                                 By: /s/ Anthony N. Fiore, Jr.
                                     -----------------------------------
                                     Name:  Anthony N. Fiore, Jr.
                                     Title: Vice President, Business Operations
                                             and General Counsel
                                     Date:  April 30, 1997