Form 10-Q
period 1997-03-30
COMPUTERVISION CORP /DE/
filed 1997-05-14
CIK 80285

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                               __________

                               FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 30, 1997

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

At May 12, 1997 the registrant had outstanding an aggregate of 63,575,158 shares of its Common Stock, $.01 par value.

                      Computervision Corporation

                                INDEX

PART I.  FINANCIAL INFORMATION                                PAGE
Consolidated Balance Sheets at December 31, 1996 and
March 30, 1997 (Unaudited)                                      3

Consolidated Statements of Operations (Unaudited) for the
Three Months Ended March 31, 1996 and March 30, 1997            4

Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended March 31, 1996 and March 30, 1997            5

Notes to Consolidated Financial Statements (Unaudited)         6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9-12

Review by Independent Public Accountants                        13

Report on Review by Independent Public Accountants              14

PART II.  OTHER INFORMATION                                     15

Signatures                                                      16

EXHIBIT INDEX                                                   17


                        COMPUTERVISION CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            (Unaudited)
                                                December 31,  March 30,
ASSETS                                              1996         1997
CURRENT ASSETS
   Cash and cash equivalents                        $38,565    $27,557
   Accounts receivable, less allowance for doubtful
     accounts of $2,929 and $2,823, respectively    102,509     76,792
   Current deferred income taxes                      7,448      7,190
   Prepaid expenses and other current assets         16,019     16,654
                                                   --------   --------
      TOTAL CURRENT ASSETS                          164,541    128,193

PROPERTY AND EQUIPMENT, NET                          31,055     26,765
DEFERRED INCOME TAX ASSETS                            4,113      3,769
CAPITALIZED SOFTWARE                                  1,276      1,186
DEFERRED FINANCE COSTS                                3,734      3,332
OTHER ASSETS                                          3,626      3,375
                                                   --------   --------
                                                   $208,345   $166,620
                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                 $19,776    $21,753
   Notes payable and current portion of
   long-term debt                                     9,888     10,298
   Accrued compensation, severance and related
   Costs                                             57,482     50,659
   Deferred revenue and customer advances            40,503     45,279
   Accrued and deferred income taxes                 15,019     14,661
   Other current liabilities and accrued expenses    81,822     81,083
                                                   --------   --------
       TOTAL CURRENT LIABILITIES                    224,490    223,733
                                                   --------   --------

DEFERRED INCOME TAXES                                30,174     30,078
LONG-TERM DEBT, LESS CURRENT PORTION                217,346    217,367
OTHER LONG-TERM LIABILITIES                          53,110     48,961
STOCKHOLDERS' DEFICIT
   Preferred stock, $0.01 par value; 5,000,000
     shares authorized; none issued and outstanding
   Common stock, $0.01 par value; 100,000,000
     shares authorized; 63,509,999 and 63,572,899
     shares, respectively, issued and outstanding       635        636
   Capital in excess of par value                 1,186,109  1,186,331
   Retained deficit                              (1,511,148)(1,545,092)
   Cumulative translation adjustment                  7,629      4,606
                                                  ---------  ---------
         TOTAL STOCKHOLDERS' DEFICIT               (316,775)  (353,519)
                                                  ---------  ---------
                                                   $208,345   $166,620
                                                  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTERVISION CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended
                                                  March 31,   March 30,
1996  1997
SOFTWARE REVENUE
    Product                                         $40,039    $16,609
    Services                                         28,678     24,752
                                                   --------   --------
       Total Software Revenue                        68,717     41,361
OTHER SERVICES REVENUE                               44,518     36,448
                                                   --------   --------
       Total Revenue                                113,235     77,809
COST OF SALES
    Software
       Product                                        3,963      2,077
       Services                                      16,454     16,789
    Other services                                   32,290     33,494
                                                   --------   --------
       Total Cost of Sales                           52,707     52,360
                                                   --------   --------
GROSS PROFIT                                         60,528     25,449
SELLING AND ADMINISTRATIVE EXPENSE
    Software                                         27,052     28,586
    Other Services                                    5,893      5,582
RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE
    Software                                         10,324     10,303
    Other Services                                      175        131
NON-RECURRING CHARGES
    Software                                              0          0
    Other Services                                        0      7,000
                                                   --------   --------
OPERATING INCOME (LOSS)
    Software                                         10,924    (16,394)
    Other Services                                    6,160     (9,759)
                                                   --------   --------
        Total Operating Income (Loss)                17,084    (26,153)
INTEREST AND OTHER EXPENSE, NET                       7,805      7,791
                                                   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES                     9,279    (33,944)
PROVISION FOR INCOME TAXES                            1,111          -
                                                   --------   --------
NET INCOME (LOSS)                                    $8,168   ($33,944)
                                                   ========   ========

EARNINGS (LOSS) PER SHARE                             $0.13     ($0.53)
                                                   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING                  64,944     63,567
                                                   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTERVISION CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (IN THOUSANDS)

                                                   Three Months Ended
                                                   March 31,  March 30,
CASH FLOWS FROM (USED FOR) OPERATIONS                 1996       1997
  Net Income (Loss)                                  $8,168   ($33,944)
  Add items not requiring cash:
    Depreciation of property and equipment            5,186      4,144
    Amortization of intangibles                         732        154
    Amortization of finance costs and debt discounts    726        727
    Provision for doubtful accounts                    (134)        56
  Changes in assets and liabilities:
    Accounts receivable                              (6,549)    21,164
    Prepaid expenses and other                       (2,803)      (111)
    Accounts payable, accrued expenses and
      income taxes                                  (19,125)     2,846
                                                   --------   --------
    Cash flows used for continuing operations       (13,799)    (4,964)
                                                   --------   --------

INVESTING ACTIVITIES
    Expenditures for property and equipment          (2,159)    (3,268)
    Increase in other assets                            (12)      (259)
                                                   --------   --------
      Total cash flows used for investments          (2,171)    (3,527)
                                                   --------   --------

FINANCING ACTIVITIES
    Increase in notes payable                           848        366
    Payments on long-term borrowings                   (622)      (260)
    Issuance of common stock under Stock Option Plan    944        223
                                                   --------   --------
       Total cash flows from financing activities     1,170        329
                                                   --------   --------
    Foreign exchange impact on cash                    (850)    (2,846)
                                                   --------   --------
    Net decrease in cash and cash equivalents       (15,650)   (11,008)
    Cash and cash equivalents at beginning of period 50,979     38,565
                                                   --------   --------
    Cash and cash equivalents at end of period      $35,329    $27,557
                                                   ========   ========

    Supplementary data requirements:
        Cash interest paid                          $11,147    $10,648
        Cash taxes paid                                $186        $28


The accompanying notes are an integral part of these consolidated financial statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter ended March 30, 1997 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1996 included in the Company's Form 10-K where certain terms have been defined.

(1) Notes Payable and Long-Term Debt  (In Thousands)

                                               December 31,   March 30,
                                                   1996         1997
Notes Payable:
  Notes Payable to Banks                           $3,277      $3,643
  Revolving Credit Arrangement                          -           -
                                                 --------    --------
     Total Notes Payable                           $3,277      $3,643

Long-Term Debt:
  8% Convertible Subordinated Debentures,
    due 2009, net of unamortized discount
    of $17,456 and $17,147, and current
    portion of $5,500 and $5,500, respectively     31,154      31,463
  11 3/8% Senior Subordinated Notes, due 1999     175,000     175,000
  Other Long-Term Debt, less current portion
    of $1,111 and $1,155                           11,192      10,904
                                                 --------    --------
    Total Long-Term Debt, less current portion   $217,346    $217,367
                                                 ========    ========

Notes Payable to Banks

Notes payable to banks consist of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of
$54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at March 30, 1997 were $3,800 and there were no borrowings outstanding.
The Revolving Credit Facility requires the Company to satisfy certain financial and other covenants. As a result of non-recurring charges of $19,500 in the fourth quarter of 1996 and the non-recurring charge of $7,000 in the first quarter of 1997, the Company would not have satisfied the financial covenants of its Revolving Credit
Facility. As a result, in March 1997, the Company and its lending banks signed an amendment which modifies the financial covenants through December 31, 1997. The Company also agreed with its banks that it would amend the Revolving Credit Facility to provide for a borrowing base limitation. Loans under the Revolving Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On March 30, 1997, the rates ranged from 8.19% to 10%.

Due to the substantial shortfall in revenue for the quarter ended March 30, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility (under which no borrowings were outstanding) ("Bank Covenants"). On April 15, 1997, the Company reached an agreement with its lending banks to waive the default in the Bank Covenants for the quarter ended March 30, 1997, to amend the Bank Covenants to conform with the Company's revised business plan for 1997, and to implement a borrowing base limitation (the "April 1997 Amendment"). Pursuant to the terms of the April 1997 Amendment, the Company may borrow funds secured by the accounts receivable of the

Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited
(U.K.). Until such time as the April 1997 Amendment is executed (which the parties have agreed to execute by May 23, 1997), the Company may borrow on its U.S. accounts receivable ($8,800 at March 30, 1997). Thereafter, when the amendment is executed and the security interests are perfected, the Company may borrow up to a maximum of $50,000, subject to borrowing base requirements which at March 30, 1997 limited the borrowing capacity to approximately $30,000. In addition, the April 1997 Amendment also limits the borrowings outstanding at the end of each fiscal quarter ($18,000 for the second quarter of 1997, $21,000 for the third quarter of 1997 and $16,000 for each subsequent quarter), and increases the interest rate to LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus
3% for borrowings greater than $25,000.

Because the Company's borrowings under the amended Revolving Credit Facility will be limited to a fixed percentage of the Company's accounts receivable, the Company's ability to fund its operations over the short-term is dependent upon its success in achieving its revised business plan for 1997. (See Short-term Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Interest and Other Expense, net

Interest and Other Expense, net for the periods ended March 31, 1996 and March 30, 1997 consists of the following:

                                           March 31,    March 30,
                                              1996        1997
Interest income                              $(539)       $(385)
Interest expense                             7,989        8,013
Other expense, net                             355          163
                                           -------      -------
     Interest and other expense, net        $7,805       $7,791
                                           =======      =======

(2) Non-recurring Charge

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (primarily personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $1,600 during the first quarter of 1997.

As discussed in the Company's Form 10-K for the year ended December 31, 1996, the Company undertook restructuring its software business due principally to the Company's failure to meet its revenue plan for the first quarter of 1997 and reflects revisions to its 1997 business plan.
The restructuring efforts are focussed on reducing the costs in its business. While the Company previously estimated that the charge would be approximately $12,000, it has not yet finalized the components or the amount of the charge and the charge could be substantially larger than previously estimated.

(3) Industry Segment and Geographic Operations

The Company operates in two industry segments: Software - providing
CAD/CAM solutions and services including training and consulting services incident to those products; and OSS - providing services and training for other hardware and software products. Segment income statement financial information is broken out separately on the face of the income statement. Segment balance sheet financial information is as follows:


                                   Software        OSS        Total
Balance Sheet and Cash Flow:
December 31, 1996
Accounts Receivable                  76,563      25,946      102,509
Fixed Assets                         18,072      12,983       31,055
Other                                 1,276           -        1,276
Corporate Assets                          -           -       73,505
                                                            --------
Total Assets                                                 208,345

March 30, 1997
Accounts Receivable                  50,539      26,253       76,792
Fixed Assets                         17,004       9,761       26,765
Other                                 1,186           -        1,186
Corporate Assets                          -           -       61,877
                                                            --------
Total Assets                                                 166,620
Capital Expenditures                  1,789       1,479        3,268
Depreciation and Amortization         2,348       1,950        4,298


(4) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

(5) Related Party Transaction

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(6) Earnings Per Share

Fully diluted earnings per share for the three months ended March 30, 1997 would have been the same as primary earnings per share and, therefore, have not been presented separately.

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of January 1, 1996, there would have been no effect on the Company's reported earnings per share for the quarters ended March 30, 1997 and March 31, 1996.

(7) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three months ended March 30, 1997 and the Form 10-K, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the first quarter of 1997 decreased $27,356 or 40%, as product revenue decreased $23,430 or 59% and service revenue decreased $3,926 or 14% from the corresponding period in 1996. Total software revenue for the first quarter of 1997 included unfavorable foreign exchange impacts of $650 and $1,200, attributable to product revenue and service revenue, respectively.

The decrease in software product revenue was attributable in large part to the Company's failure to consummate several large EPD contracts in the quarter. In the comparable quarter in 1996, the Company's software product revenue included $11,200 related to a contract with Peugeot SA, including Automobiles Peugeot and Citroen. Revenue from the Company's product data management software products decreased $3,900 or 48% and revenue from CADDS software products decreased $13,900 or 59%. In addition, revenue from several older mechanical CAD software products continued to decline year over year, as planned.

The decrease in software service revenue for the three month period ended March 30, 1997 was due to an unfavorable foreign exchange impact and reduced maintenance revenue, offset by increased consulting revenue. The maintenance revenue decrease reflected primarily the impact of lower pricing on new products and upgrades within the existing customer base. The shortfall in product revenue in the first quarter of 1997 will have a negative impact on maintenance in future quarters.

Software product margins for the first quarter of 1997 were 87.5% compared to 90.1% for the corresponding period in 1996. The decrease in software product margins primarily resulted from unabsorbed fixed costs due to lower revenue, as well as increased royalties for software licensed from third parties. Software service margins for the first quarter of 1997 were 32% compared to 43% for the corresponding period in 1996. The decline in software service margin for the first quarter of 1997 primarily resulted from decreased maintenance margins, due to decreased maintenance revenue, offset in part by increased training and consulting margins.

Other Revenue and Gross Margins

Other services revenue (representing the OSS business unit) for the first quarter of 1997 decreased $8,070 or 18% from the corresponding period in 1996 and included an unfavorable period over period foreign exchange impact of $1,100. The decrease in other services revenue was primarily due to the expected continuing reduction in hardware services, which declined $8,718 or 25%. These decreases were partially offset by increases in system integration and networking services revenue.

Other services margins for the first quarter of 1997 were 8% , compared to 27% for the corresponding period in 1996. The decrease in margins was attributable to several factors, including unabsorbed fixed costs as a result of a declining service base, certain reserve provisions and increased value added services which contribute a lower margin.

On September 25, 1996, the Company signed a definitive Asset Purchase Agreement to sell its Open Service Solutions ("OSS") business to an affiliate of J.F. Lehman & Company ("J.F. Lehman"). On March 19, 1997, the Company announced the termination of its agreement with J.F. Lehman and the signing of a non-binding letter of intent with M.D. Sass
Investors Services, Inc. ("Sass"), a 17% shareholder of the Company.
The Company is currently engaged in negotiating the terms of the proposed OSS transaction, including the amount of the consideration to be received by the Company if the transaction is consummated ("OSS Transaction").
Also, the OSS Transaction is expected to involve a significant bank borrowing by the OSS business and therefore is subject to the successful negotiation and execution of financing documents satisfactory to the Company and the banks. Accordingly, the Company can give no assurance that the OSS Transaction will be consummated.

Selling and Administrative Expense

Total selling and administrative expense for the first quarter of 1997 increased $1,223 or 4% from the corresponding period in 1996 and included a favorable foreign exchange impact of $900. The increase in the first quarter was primarily due to increased net selling expenditures.

Research, Development and Engineering Expense

Total research, development and engineering expense for the first quarter of 1997 was flat with the corresponding period in 1996.

Non-recurring Charge

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (primarily personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $1,600 during the first quarter of 1997.

As discussed in the Company's Form 10-K for the year ended December 31, 1996, the Company undertook restructuring its software business due principally to the Company's failure to meet its revenue plan for the first quarter of 1997 and reflects revisions to its 1997 business plan.
The restructuring efforts are focussed on reducing the costs in its business. While the Company previously estimated that the charge would be approximately $12,000, it has not yet finalized the components or the amount of the charge and the charge could be substantially larger than previously estimated.

Interest and Other

Interest expense for the first quarter of 1997 was relatively flat with the corresponding period in 1996, as there were no significant changes in the debt structure. Other (income) expense for the first quarter of 1997 and the corresponding period of 1996 primarily relates to the Company's foreign currency hedging program.

Short-term Liquidity and Capital Resources

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of
$54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at March 30, 1997 were $3,800 and there were no borrowings outstanding.
The Revolving Credit Facility requires the Company to satisfy certain financial and other covenants. As a result of non-recurring charges of $19,500 in the fourth quarter of 1996 and the non-recurring charge of $7,000 in the first quarter of 1997, the Company would not have satisfied the financial covenants of its Revolving Credit Facility. As a result, in March 1997, the Company and its lending banks signed an amendment which modifies the financial covenants through December 31, 1997. The Company also agreed with its banks that it would amend the Revolving Credit Facility to provide for a borrowing base limitation. Loans under the Revolving Credit Facility will bear interest at a Base Rate or Eurodollar rate, as selected by the Company, plus an Applicable Margin. On March 30, 1997, the rates ranged from 8.19% to 10%.

Due to the substantial shortfall in revenue for the quarter ended March
30, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility (under which no borrowings were outstanding) ("Bank Covenants"). On April 15, 1997, the Company reached an agreement with its lending banks to waive the default in the Bank Covenants for the quarter ended March 30, 1997, to amend the Bank Covenants to conform with the Company's revised business plan for 1997, and to implement a borrowing base limitation (the "April 1997 Amendment"). Pursuant to the terms of the April 1997 Amendment, the Company may borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Until such time as the April 1997 Amendment is executed (which the parties have agreed to execute by May 23, 1997), the Company may borrow on its U.S. accounts receivable ($8,800 at March 30, 1997). Thereafter, when the amendment is executed and the security interests are perfected, the Company may borrow up to a maximum of $50,000, subject to borrowing base requirements which at March 30, 1997 limited the borrowing capacity to approximately $30,000. In addition, the April 1997 Amendment also limits the borrowings outstanding at the end of each fiscal quarter ($18,000 for the second quarter of 1997, $21,000 for the third quarter of 1997 and $16,000 for each subsequent quarter), and increases the interest rate to LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus 3% for borrowings greater than $25,000.

The Company expects that cash generated from operations, supplemented by borrowings under its Revolving Credit Facility and from factoring arrangements which may be entered into from time to time will be sufficient to fund its principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements. The Company expects to utilize a substantial portion of its available borrowing capacity during certain periods of 1997. On August 15, 1997, the Company is obligated to make a $10,000 semi-annual interest payment on its outstanding Senior Subordinated Notes which mature in 1999 (the "Senior Subordinated Notes"). The ability of the Company to make this interest payment on the due date is dependent on the success of the Company in (i) achieving its revised second quarter business plan or (ii) consummating the OSS Transaction. If the Company is unsuccessful or if it is not able to raise additional funds through an equity or debt financing, the Company would be in default under the terms of the Senior Subordinated Notes, causing an acceleration of their repayment, which would impact the solvency of the Company. No assurances can be given that the Company will achieve its second quarter business plan or that the OSS Transaction will be consummated, and therefore no assurance can be given that the required interest payment will be made when due.

Despite a significant reduction in the Company's long term indebtedness in 1995, the Company remains highly leveraged and has a stockholders' deficit. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

A substantial portion of the Company's orders and shipments typically occur in the last two weeks of each quarter. Therefore, the timing of orders and shipments, including unexpected delays in receiving large orders, such as occurred in the first quarter of 1997, or competitors introducing new competitive products, could result in significant quarterly fluctuations in the Company's operating results and cash flow. Historically, the Company has experienced a seasonal decline in revenue in the first and third quarters of each fiscal year, primarily due to capital budgeting cycles and the European holiday schedule, respectively.

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

Operations and Investments

Cash and cash equivalents were $27,557 at March 30, 1997 compared with $38,565 at December 31, 1996. The decrease of $11,008 in cash and cash equivalents is primarily due to cash used for operations ($4,964) and cash used for the purchase of property and equipment ($3,268).

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

           Report on Review by Independent Public Accountants

The financial statements included in this filing on Form 10-Q, as listed in the accompanying index, have been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review. Their report on the review is included on page 14 of the Form 10-Q.

(Arthur Andersen LLP letterhead)


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Computervision Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Computervision Corporation and subsidiaries as of March 30, 1997, and the related consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended March 30, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Computervision Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented separately herein), and in our report dated March 27, 1997 (except with respect to the matter discussed in Note 4, as to which the date is April 15, 1997), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
April 24, 1997

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 11 - Calculation of Shares Used in Determining Earnings Per
Share.
Exhibit 15 - Letter re: Unaudited Interim Financial Information.

(b) Reports on Form 8-K.

On January 10, 1997, Computervision Corporation issued a preliminary press release reporting on its financial results for the 1996 fourth quarter.

On January 28, 1997, Computervision Corporation issued a press release reporting on its financial results for the fourth quarter and full year ending December 31, 1996.

On March 19, 1997, Computervision Corporation (the "Company") issued a press release announcing the termination of the agreement with J.F. Lehman & Co. to purchase its Open Service Solutions (OSS) business unit. It also announced that it has signed a non-binding Letter of Intent for the sale of 51% of OSS to M.D. Sass Investors Services, Inc., an affiliate of the Company.

On March 19, 1997, Computervision Corporation also issued a press release announcing the appointment of James P. Regan as President and CEO of CV Services International.

On April 2, 1997, Computervision Corporation issued a press release reporting on its preliminary financial results for the first quarter of 1997.

On April 2, 1997, Computervision Corporation also issued a press release announcing the election of James B. Rubin, Senior Managing Director of M.D. Sass Investors Services, Inc. a 17% shareholder of the Company, as a member of its Board of Directors.

On April 24, 1997, Computervision Corporation issued a press release reporting on its financial results for the first quarter of 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Computervision Corporation
                                (Registrant)


Date:   May 14, 1997


                                /S/ James E. Hayden
                                James E. Hayden
                                Vice-President, Corporate Controller



                                /S/ Anthony N. Fiore
                                Anthony N. Fiore
                                Vice-President and General Counsel


                               Exhibit Index

                                                                  Page
11(a) - Computervision Corporation - Calculation of Shares
        Used in Determining Earnings Per Share                     18

15 - Letter re: Unaudited Interim Financial Information            19


                         Computervision Corporation

        Calculation of Shares Used in Determining Earnings Per Share For the Three Months Ended March 31, 1996 and March 30, 1997
                               (In Thousands)

                                             Three Months Ended
                                           March 31,      March 30,
Primary Earnings Per Share                   1996           1997
Weighted average number of common shares
  outstanding during the period               62,979        63,567
Common stock equivalents                       1,965             0
                                             -------       -------
Total                                         64,944        63,567
                                             =======       =======

                                              Three Months Ended
                                           March 31,      March 30,
Fully Diluted Earnings Per Share              1996          1997
Weighted average number of common shares
  outstanding during the period               62,979        63,567
Common stock equivalents                       1,965             0
                                             -------       -------
Total                                         64,944        63,567
                                             =======       =======

(Arthur Andersen LLP letterhead)


May 14, 1997

Computervision Corporation
100 Crosby Drive
Bedford, MA  01730


To Computervision Corporation:

We are aware that Computervision Corporation has incorporated by reference in its registration statements filed on Forms S-8 and S-3 its Form 10-Q for the three month period ended March 30, 1997, which includes our report dated April 24, 1997, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, this report is not considered a part of the registration statements on Forms S-8 and S-3 prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,

ARTHUR ANDERSEN LLP