Form 10-Q
period 1997-06-29
COMPUTERVISION CORP /DE/
filed 1997-08-13
CIK 80285

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C.  20549


                                    __________



                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 29, 1997

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

At August 11, 1997 the registrant had outstanding an aggregate of 63,703,532 shares of its Common Stock, $.01 par value.

                         Computervision Corporation

                                    INDEX

PART I.  FINANCIAL INFORMATION                                       Page


Consolidated Balance Sheets at December 31, 1996 and
June 29, 1997 (Unaudited)                                            3

Consolidated Statements of Operations (Unaudited) for the Three
and Six Months Ended June 30, 1996 and June 29, 1997                 4

Consolidated Statements of Cash Flows (Unaudited) for the Six
Months Ended June 30, 1996 and June 29, 1997                         5

Notes to Consolidated Financial Statements (Unaudited)               6-8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                9-12

PART II.  OTHER INFORMATION                                          13

Signatures                                                           14

EXHIBIT INDEX                                                        15


                         COMPUTERVISION CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                (Unaudited)
                                                 December 31,     June 29,
ASSETS                                               1996           1997
CURRENT ASSETS
  Cash and cash equivalents                         $38,565        $17,052
  Accounts receivable, less allowance for
    doubtful accounts of $2,929 and $2,836,
    respectively                                    102,509         80,203
  Current deferred income taxes                       7,448          7,184
  Prepaid expenses and other current assets          16,019         15,756
                                                   --------       --------
    TOTAL CURRENT ASSETS                            164,541        120,195

PROPERTY AND EQUIPMENT, NET                          31,055         19,752
DEFERRED INCOME TAX ASSETS                            4,113          3,692
CAPITALIZED SOFTWARE                                  1,276          3,746
DEFERRED FINANCE COSTS                                3,734          2,930
OTHER ASSETS                                          3,626          3,566
                                                   --------       --------
                                                   $208,345       $153,881
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                  $19,776        $28,743
  Notes payable and current portion of long-term
    debt                                              9,888         17,203
  Accrued compensation, severance and related
    costs                                            57,482         63,972
  Deferred revenue and customer advances             40,503         50,502
  Accrued and deferred income taxes                  15,019         13,587
  Other current liabilities and accrued expenses     81,822         81,881
                                                   --------       --------
      TOTAL CURRENT LIABILITIES                     224,490        255,888

DEFERRED INCOME TAXES                                30,174         30,052
LONG-TERM DEBT, LESS CURRENT PORTION                217,346        217,379
OTHER LONG-TERM LIABILITIES                          53,110         62,158
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.01 par value; 5,000,000
    shares authorized; none issued and outstanding
  Common stock, $0.01 par value; 100,000,000
    shares authorized; 63,509,999 and 63,573,899
    shares, respectively, issued and outstanding        635            636
  Capital in excess of par value                  1,186,109      1,186,507
  Retained deficit                               (1,511,148)    (1,604,860)
  Cumulative translation adjustment                   7,629          6,121
                                                   --------       --------
       TOTAL STOCKHOLDERS' DEFICIT                 (316,775)      (411,596)
                                                   --------       --------
                                                   $208,345       $153,881
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         COMPUTERVISION CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended   Six Months Ended
                                         June 30, June 29,   June 30, June 29,
                                           1996     1997       1996     1997
SOFTWARE REVENUE
    Product                               $43,851  $26,640    $83,890  $43,249
    Services                               27,759   24,948     56,437   49,700
                                          -------  -------    -------  -------
       Total Software Revenue              71,610   51,588    140,327   92,949
OTHER SERVICES REVENUE                     47,347   36,887     91,865   73,335
                                          -------  -------    -------  -------
       Total Revenue                      118,957   88,475    232,192  166,284
COST OF SALES
    Software
       Product                              3,773    4,056      7,736    6,133
       Services                            15,630   16,276     32,084   33,065
    Other services                         35,348   32,020     67,638   65,514
                                          -------  -------    -------  -------
       Total Cost of Sales                 54,751   52,352    107,458  104,712
                                          -------  -------    -------  -------
GROSS PROFIT                               64,206   36,123    124,734   61,572
SELLING AND ADMINISTRATIVE EXPENSE
    Software                               28,383   27,800     55,435   56,386
    Other Services                          6,115    4,861     12,008   10,443
RESEARCH, DEVELOPMENT AND
   ENGINEERING EXPENSE
    Software                               10,066    9,594     20,390   19,897
    Other Services                            175      138        350      269
NON-RECURRING CHARGES
    Software                                    0   45,000          0   45,000
    Other Services                              0        0          0    7,000
                                          -------  -------    -------  -------
OPERATING INCOME (LOSS)
    Software                               13,758  (51,138)    24,682  (67,532)
    Other Services                          5,709     (132)    11,869   (9,891)
                                          -------  -------    -------  -------
       Total Operating Income (Loss)       19,467  (51,270)    36,551  (77,423)
INTEREST AND OTHER EXPENSE, NET             7,361    8,498     15,166   16,289
                                          -------  -------    -------  -------
INCOME (LOSS) BEFORE INCOME TAXES          12,106  (59,768)    21,385  (93,712)
PROVISION FOR INCOME TAXES                  1,453        0      2,564        0
                                          -------  -------    -------  -------
NET INCOME (LOSS)                         $10,653 ($59,768)   $18,821 ($93,712)
                                          =======  =======    =======  =======

EARNINGS (LOSS) PER SHARE                   $0.16   ($0.94)     $0.29   ($1.47)
                                          =======  =======    =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING        64,923   63,573     64,933   63,570
                                          =======  =======    =======  =======


The accompanying notes are an integral part of these consolidated financial statements.


                         COMPUTERVISION CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (IN THOUSANDS)


                                                      Six Months Ended
                                                   June 30,       June 29,
CASH FLOWS FROM (USED FOR) OPERATIONS                1996           1997
  Net Income (Loss)                                 $18,821       ($93,712)
  Add items not requiring cash:
      Depreciation of property and equipment         10,562          8,122
      Amortization of intangibles                     1,134            179
      Amortization of finance costs and debt
        discounts                                     1,455          1,455
      Provision for doubtful accounts                  (121)           (16)
      Non-cash portion of non-recurring charge            0          6,634
  Changes in assets and liabilities:
      Accounts receivable                            (9,438)        16,733
      Prepaid expenses and other                     (2,339)          (879)
      Accounts payable, accrued expenses and
        income taxes                                (31,230)        40,668
                                                    -------        -------
          Cash flows used for continuing operations (11,156)       (20,816)
                                                    -------        -------
INVESTING ACTIVITIES
  Expenditures for property and equipment            (6,237)        (4,643)
  (Increase) decrease in other assets                    68           (194)
  Acquisition                                             0         (1,600)
                                                    -------        -------
    Total cash flows used for investments            (6,169)        (6,437)
                                                    -------        -------

FINANCING ACTIVITIES
  Increase in notes payable                             466          7,230
  Payments on long-term borrowings                   (1,342)          (533)
  Issuance of common stock under Employee Stock
    Purchase Plan                                       308            173
  Issuance of common stock under Stock Option Plan    2,065            226
                                                    -------        -------
    Total cash flows from financing activities        1,497          7,096
                                                    -------        -------
  Foreign exchange impact on cash                    (1,860)        (1,356)
                                                    -------        -------
  Net decrease in cash and cash equivalents         (17,688)       (21,513)
  Cash and cash equivalents at beginning of period   50,979         38,565
                                                    -------        -------
  Cash and cash equivalents at end of period        $33,291        $17,052
                                                    =======        =======

  Supplementary data requirements:
    Cash interest paid                              $14,331        $13,574
    Cash taxes paid                                    $297         $1,065


The accompanying notes are an integral part of these consolidated financial statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter and six months ended June 29, 1997 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1996 included in the Company's Form 10-K where certain terms have been defined. All amounts are in thousands, except per share data.


(1) Notes Payable and Long-Term Debt

                                                 December 31,      June 29,
                                                     1996            1997
Notes Payable:
  Notes Payable to Banks                             $3,277         $3,841
  Revolving Credit Arrangement                            -          6,666
                                                   --------       --------
    Total Notes Payable                              $3,277        $10,507

Long-Term Debt:
  8% Convertible Subordinated Debentures, due 2009,
    net of unamortized discount of $17,456 and
    $16,836, and current portion of $5,500 and
    $5,500, respectively                             31,154         31,774
  11 3/8% Senior Subordinated Notes, due 1999       175,000        175,000
  Other Long-Term Debt, less current portion of
    $1,111 and $1,196                                11,192         10,605
                                                   --------       --------
    Total Long-Term Debt, less current portion     $217,346       $217,379
                                                   ========       ========

Notes Payable to Banks

Notes payable to banks consist of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31,
1996), of which $20,000 is available for letters of credit. Due to a financial covenant violation which occurred in the first quarter of 1997, the Company amended and restated the Revolving Credit Facility on May 22, 1997, to reset the financial covenants to conform with the Company's revised business plan for 1997 and to implement a borrowing base limitation. Under the amended facility, the Company could borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at June 29, 1997 were $3,595 and borrowings outstanding were $6,666. Borrowings under the amended Revolving Credit Facility bear interest at LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus 3% for borrowings greater than $25,000. On June 29, 1997, the rates ranged from 8.19% to 10.0%.

As a result of the shortfall in revenue and the non-recurring charge of $45,000 in the quarter ended June 29, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility. The default has not been waived by the lending banks, and the Company is seeking to enter into new credit arrangements with other lenders to meet the needs of its restructured software business. Subsequent to quarter end, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility, including cash collateralizing the letters of credit (see Note 7 "Subsequent Event"). The Company is no longer able to borrow under this facility. The Company has signed a commitment letter with an affiliate of M.D. Sass Investors Services, Inc., a major shareholder of the Company, for a bridge term loan of up to $10,000, subject to satisfactory completion of due diligence and documentation. The bridge term loan matures on the earlier of 180 days or the establishment of a replacement credit arrangement. The Company, however, can give no assurance that it will be successful in closing the bridge term loan or in effecting such replacement credit arrangement.

Interest and Other Expense, net

Interest and Other Expense, net for the periods ended June 30, 1996 and June 29, 1997 consists of the following:

                                       Three Months Ended  Six Months Ended
                                       June 30,  June 29,  June 30, June 29,
                                         1996     1997       1996     1997
Interest income                          $(262)   $(274)    $(801)   $(659)
Interest expense                         8,036    7,953    16,025   15,966
Other expense, net                        (413)     819       (58)     982
                                        ------   ------    ------   ------
  Interest and other expense, net       $7,361   $8,498   $15,166  $16,289
                                        ======   ======    ======   ======

(2) Non-recurring Charge

The results for the second quarter of 1997 include a non-recurring charge of $45,000, related primarily to the restructuring of the software business in order to reduce the costs in the business and improve operating results in future periods. Of the $45,000 non-recurring charge, $38,000 represents the cash portion and consists of primarily personnel reductions of approximately 300 positions and the closing of facilities. During the second quarter of 1997, the Company paid out approximately $580 related to personnel reductions and facility closings.

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (approximately $4,360 related to personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman. During the second quarter and first six months of 1997, the Company paid out approximately $800 and $1,644, respectively, related to personnel reductions and facility closings.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $3,000 and $4,600, respectively, during the second quarter and first six months of 1997.

(3) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. The settlement is subject to the approval of the Delaware Chancery Court. Distribution of the shares will be made after Court approval of the settlement and expiration of the applicable appeal period, assuming no appeal is made. The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

(4) Related Party Transaction

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(5) Earnings Per Share

Fully diluted earnings per share for the three months ended June 29, 1997 would have been the same as primary earnings per share and, therefore, have not been presented separately.

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of January 1, 1996, there would have been no effect on the Company's reported earnings per share for the quarters and six month periods ended June 29, 1997 and June 30, 1996.

(6) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

(7) Subsequent Event

On July 18, 1997, the Company completed the sale of its Open Service Solutions business unit to CVSI. Inc. ("CVSI"). As a result of this transaction, the Company received $32,600 in cash, of which $7,600 was paid by M.D. Sass Investors Services, Inc. ("Buyer"), which owns 17% of the Company's outstanding common stock, for 76% of CVSI's Class A voting stock. The remaining $25,000 was paid to the Company by CVSI, and, in addition, the Company received a subordinated note from CVSI in the principal amount of $10,000. The Company will retain 24% of CVSI's Class A voting common stock (to which it has currently assigned a nominal value) and 100% of its Class B non-voting stock. The Buyer has been provided incentive options to purchase the remaining 24% Class A common stock held by the Company should it retire within the first year the $10,000 subordinated note as well as purchase all of the Class B non-voting stock for $15,000. In addition, the Company has agreed that if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the remaining Class A stock held by the Company. In no instance can CVSI raise additional funds without first applying the proceeds to retire the $10,000 subordinated note and purchase Class B stock for $15,000. The Company used approximately $14,000 of the cash proceeds to pay outstanding borrowings under the Revolving Credit Facility. The remaining cash proceeds will be used for transaction costs and other working capital needs. After transaction costs, the Company does not expect to realize a material gain as a result of the sale transaction.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three months ended June 29, 1997 and the Form 10-K, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the second quarter of 1997 decreased $20,022 or 28%, as product revenue decreased $17,211 or 39% and service revenue decreased $2,811 or 10% from the corresponding period in 1996. For the six month period ended June 29, 1997, total software revenue decreased $47,378 or 34%, as product revenue decreased $40,641 or 48% and service revenue decreased $6,737 or 12%. Total software revenue for the second quarter and first six months of 1997 included unfavorable foreign exchange impacts of $1,295 and $1,945, respectively, attributable to product revenue, and $1,190 and $2,390, respectively, attributable to service revenue.

The decrease in software product revenue for both the second quarter and first six months of 1997 was attributable in large part to the Company's failure to consummate several large EPD contracts. In the comparable six months in 1996, the Company's software product revenue included $11,200 related to a contract with Peugeot SA, including Automobiles Peugeot and Citroen. Revenue from the Company's product data management software products decreased $5,100 and $9,000, or 50% and 49%, respectively, for the three and six month periods ended June 29, 1997. Revenue from CADDS software products decreased $12,800 and $26,700 or 44% and 51%, respectively, for the same periods. In addition, revenue from several older mechanical CAD software products continued to decline year over year, as planned.

The decrease in software service revenue for the three and six month periods ended June 29, 1997 was due to an unfavorable foreign exchange impact and a decrease in maintenance revenue, offset in part by increased training and consulting revenue. The maintenance revenue decrease reflected primarily the impact of lower pricing on new products and upgrades within the existing customer base, as well as the impact of the shortfall in product revenue during the first quarter of 1997. The shortfall in product revenue during the first six months of 1997 will continue to have an adverse effect on maintenance revenue in future quarters.

Software product margins for the second quarter and first six months of 1997 were 84.8% and 85.8%, respectively, compared to 91.4% and 90.8%, respectively, for the corresponding periods in 1996. The decrease in software product margins primarily resulted from unabsorbed fixed costs due to lower revenue, increased sales of third party software, and increased royalties for software licensed from third parties. Software service margins for the second quarter and first six months of 1997 were 35% and 33%, respectively, compared to 44% and 43%, respectively, for the corresponding periods in 1996. The decline in software service margin in 1997 primarily resulted from decreased maintenance margins, due to decreased maintenance revenue, offset in part by increased training and consulting margins.

Other Revenue and Gross Margins

Other services revenue (representing the OSS business unit) for the second quarter and first six months of 1997 decreased $10,460 and $18,530 or 22% and 20%, respectively, from the corresponding periods in 1996 and included unfavorable period over period foreign exchange impacts of $1,700 and $2,800, respectively. The decrease in other services revenue was primarily due to the expected continuing reduction in hardware services, which declined $8,300 and $17,000 or 25% and 25%, respectively.

Other services margins for the second quarter and first six months of 1997 were 13% and 11%, respectively, compared to 25% and 26%, respectively, for the corresponding periods in 1996. The decrease in margins was attributable to several factors, including unabsorbed fixed costs as a result of a declining service base and increased system integration and networking services which contribute a lower margin.

On July 18, 1997, the Company completed the sale of the OSS business unit to CVSI, Inc. (See Note 7 "Subsequent Event" of the Notes to the Consolidated Financial Statements.)

Selling and Administrative Expense

Total selling and administrative expense for the second quarter and first six months of 1997 decreased $1,837 and $614, or 5% and 1%, respectively, from the corresponding periods in 1996. The decreases were primarily due to favorable foreign exchange impacts of $1,144 and $2,044, respectively, and the cost benefits associated with the recent restructurings, offset by decreased commissions received for third party hardware referrals.

Research, Development and Engineering Expense

Total research, development and engineering expense for the second quarter and first six months of 1997 decreased $509 and $574 or 5% and 3%, respectively, from the corresponding periods in 1996. The decreases resulted primarily from the cost benefits associated with the recent restructurings.

Non-recurring Charge

The results for the second quarter of 1997 include a non-recurring charge of $45,000, related primarily to the restructuring of the software business in order to reduce the costs in the business and improve operating results in future periods. Of the $45,000 non-recurring charge, $38,000 represents the cash portion and consists of primarily personnel reductions of approximately 300 positions and the closing of facilities. During the second quarter of 1997, the Company paid out approximately $580 related to personnel reductions and facility closings.

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (approximately $4,360 related to personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman. During the second quarter and first six months of 1997, the Company paid out approximately $800 and $1,644, respectively, related to personnel reductions and facility closings.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $3,000 and $4,600, respectively, during the second quarter and first six months of 1997.

Interest and Other

Interest expense for the second quarter and first six months of 1997 was relatively flat with the corresponding periods in 1996, as there were no significant changes in the debt structure. Other (income) expense for the second quarter and first six months of 1997 and the corresponding periods of 1996 primarily relates to the Company's foreign currency hedging program.

Short-term Liquidity and Capital Resources

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31,
1996), of which $20,000 is available for letters of credit. Due to a financial covenant violation which occurred in the first quarter of 1997, the Company amended and restated the Revolving Credit Facility on May 22, 1997, to reset the financial covenants to conform with the Company's revised business plan for 1997 and to implement a borrowing base limitation. Under the amended facility, the Company could borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Pursuant to the terms of the Revolving Credit Facility, the Company has granted the lenders a security interest in all of the Company's U.S. assets. Letters of credit outstanding at June 29, 1997 were $3,595 and borrowings outstanding were $6,666. Borrowings under the amended Revolving Credit Facility bear interest at LIBOR plus 2.5% for borrowings of $25,000 or less and LIBOR plus 3% for borrowings greater than $25,000. On June 29, 1997, the rates ranged from 8.19% to 10.0%.

As a result of the shortfall in revenue and the non-recurring charge of $45,000 in the quarter ended June 29, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility. The default has not been waived by the lending banks, and the Company is seeking to enter into new credit arrangements with other lenders to meet the needs of its restructured software business. Subsequent to quarter end, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility, including cash collateralizing the letters of credit (see Note 7 "Subsequent Event"). The Company is no longer able to borrow under this facility. The Company has signed a commitment letter with an affiliate of M.D. Sass Investors Services, Inc., a major shareholder of the Company, for a bridge term loan of up to $10,000, subject to satisfactory completion of due diligence and documentation. The bridge term loan matures on the earlier of 180 days or the establishment of a replacement credit arrangement. The Company, however, can give no assurance that it will be successful in closing the bridge term loan or in effecting such replacement credit arrangement.

The Company expects to utilize its $10,000 bridge term loan to fund its primary third quarter requirements, including the August 15, 1997 $10,000 semi-annual interest payment on its outstanding Senior Subordinated Notes. If the Company is unsuccessful in negotiating an adequate replacement credit facility by the end of the third quarter, or if it is not able to raise additional funds through an equity or debt financing, the Company would be unable to meet its remaining principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements, which would have a material adverse effect on the Company's on-going operations and would adversely affect the solvency of the Company. No assurances can be given that the Company will be successful in negotiating a replacement credit arrangement or raising additional funds through an equity or debt financing.

Despite a significant reduction in the Company's long term indebtedness in 1995, the Company remains highly leveraged and has a stockholders' deficit. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

A substantial portion of the Company's orders and shipments typically occur in the last two weeks of each quarter. Therefore, the timing of orders and shipments, including unexpected delays in receiving large orders, such as occurred in the first two quarters of 1997, or competitors introducing new competitive products, could result in significant quarterly fluctuations in the Company's operating results and cash flow. Historically, the Company has experienced a seasonal decline in revenue in the first and third quarters of each fiscal year, primarily due to capital budgeting cycles and the European holiday schedule, respectively.

Long-term Liquidity

The Company's principal long-term liquidity requirements are payments for interest, previously accrued restructuring obligations, capital expenditures and the repayment of the Senior Subordinated Notes which mature in 1999. The Company will require additional funds prior to the maturity of the Senior Subordinated Notes in 1999 to satisfy these obligations and, as a result, will seek to obtain such funds through a sale of equity and/or debt securities or other financing arrangements. However, no assurances can be given that such funds will be available when required or on terms favorable to the Company.

Operations and Investments

Cash and cash equivalents were $17,052 at June 29, 1997 compared with $38,565 at December 31, 1996. The decrease of $21,513 in cash and cash equivalents is primarily due to cash used for operations ($20,816) and cash used for the purchase of property and equipment ($4,643).

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. The settlement is subject to the approval of the Delaware Chancery Court. Distribution of the shares will be made after Court approval of the settlement and expiration of the applicable appeal period, assuming no appeal is made. The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. The settlement is subject to the approval of the Delaware Chancery Court. Distribution of the shares will be made after Court approval of the settlement and expiration of the applicable appeal period, assuming no appeal is made. The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 11 - Calculation of Shares Used in Determining Earnings Per Share.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on April 8, 1997, to report (a) the Company's preliminary financial results for the first quarter of 1997, and (b) the election of James B. Rubin, Senior Managing Director of M.D. Sass Investors Services, Inc. a 17% shareholder of the Company, as a member of its Board of Directors.

A report on Form 8-K was filed on April 30, 1997, to report the Company's financial results for the first quarter of 1997.

A report on form 8-K was filed on May 28, 1997, to report the nomination of two new members to the Company's Board of Directors.

A report on form 8-K was filed on June 18, 1997, to report the election of two new members to the Company's Board of Directors.

A report on Form 8-K was filed on June 26,1997, to report the appointment of William A. Wilson as Senior Vice President and Chief Financial Officer of the Company.

A report on form 8-K was filed on July 22, 1997, to report the sale of the Company's Open Service Solutions business unit to CVSI, Inc..

A report on Form 8-K was filed on July 24, 1997, to report (a) the Company's financial results for the second quarter of 1997, (b) the settlement of a shareholder lawsuit, and (c) the acquisition of Knowledge Integration Center from UES, Inc..

A report on Form 8-K was filed on August 4, 1997, to report the Company's pro forma financial results after the sale of the Open Service Solutions business unit.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           Computervision Corporation
                                           (Registrant)


Date:   August 13, 1997



                                           /S/ William A. Wilson
                                           William A. Wilson
                                           Senior Vice-President Finance and
                                           Chief Financial Officer

                                Exhibit Index

                                                                      Page
11(a) - Computervision Corporation - Calculation of Shares
        Used in Determining Earnings Per Share                         16


                          Computervision Corporation
         Calculation of Shares Used in Determining Earnings Per Share
      For the Three and Six Months Ended June 30, 1996 and June 29, 1997
                                (In Thousands)

                                         Three Months Ended  Six Months Ended
                                          June 30, June 29,  June 30, June 29,
Primary Earnings Per Share                   1996    1997      1996     1997
Weighted average number of common
  shares outstanding during the period      63,287  63,573    63,133  63,570
Common stock equivalents                     1,636       0     1,800       0
                                            ------  ------    ------  ------
Total                                       64,923  63,573    64,933  63,570
                                            ======  ======    ======  ======

                                         Three Months Ended  Six Months Ended
                                          June 30, June 29,  June 30, June 29,
Fully Diluted Earnings Per Share             1996    1997      1996     1997
Weighted average number of common
  shares outstanding during the period      62,287  63,573    63,133  63,570
Common stock equivalents                     1,763       0     1,797       0
                                            ------  ------    ------  ------
Total                                       65,050  63,573    64,930  63,570
                                            ======  ======    ======  ======