Form 10-Q
period 1997-09-28
COMPUTERVISION CORP /DE/
filed 1997-11-12
CIK 80285

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                ---------------

                                    FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

           _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934



                      Commission file number 1-7760/0-20290

                          Computervision Corporation
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                       04-2491912
-------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification no.)

100 Crosby Drive, Bedford, Massachusetts 01730
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (617) 275-1800
------------------------------------------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X     No
    ---       ---

At November 10, 1997 the registrant had outstanding an aggregate of 63,725,393 shares of its Common Stock, $.01 par value.

                           Computervision Corporation

                                      INDEX


PART I.  FINANCIAL INFORMATION                              Page

Consolidated Balance Sheets at December 31, 1996 and
September 28, 1997 (Unaudited)                               3

Consolidated Statements of Operations (Unaudited) for
the Three and Nine Months Ended September 29, 1996
and September 28, 1997                                       4

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended September 29, 1996 and
September 28, 1997                                           5

Notes to Consolidated Financial Statements (Unaudited)      6-9

Management's Discussion and Analysis of Financial
Condition and Results of Operations                        10-13

PART II.  OTHER INFORMATION                                 14

Signatures                                                  15

EXHIBIT INDEX                                               16

                                      COMPUTERVISION CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          (Unaudited)
                                                                        December 31,     September 28,
ASSETS                                                                      1996             1997
----------------------------------------------------------------------  --------------   --------------
CURRENT ASSETS
    Cash and cash equivalents                                                 $38,565          $25,948
    Accounts receivable, less allowance for doubtful
      accounts of $2,929 and $2,845, respectively                             102,509           48,465
    Current deferred income taxes                                               7,448            7,091
    Prepaid expenses and other current assets                                  16,019           12,775
                                                                        --------------   --------------
        TOTAL CURRENT ASSETS                                                  164,541           94,279

PROPERTY AND EQUIPMENT, NET                                                    31,055           10,007
DEFERRED INCOME TAX ASSETS                                                      4,113            3,101
CAPITALIZED SOFTWARE                                                            1,276            3,284
DEFERRED FINANCE COSTS                                                          3,734            1,915
OTHER ASSETS                                                                    3,626            4,092
                                                                        --------------   --------------
                                                                             $208,345         $116,678
                                                                        ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                          $19,776          $29,255
    Notes payable and current portion of long-term debt                         9,888           18,379
    Accrued compensation, severance and related costs                          57,482           55,563
    Deferred revenue and customer advances                                     40,503           31,661
    Accrued and deferred income taxes                                          15,019           16,272
    Other current liabilities and accrued expenses                             81,822           89,315
                                                                        --------------   --------------
        TOTAL CURRENT LIABILITIES                                             224,490          240,445
                                                                        --------------   --------------

DEFERRED INCOME TAXES                                                          30,174           29,851
LONG-TERM DEBT, LESS CURRENT PORTION                                          217,346          217,383
OTHER LONG-TERM LIABILITIES                                                    53,110           57,557
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.01 par value; 5,000,000 shares
      authorized; none issued and outstanding
    Common stock, $0.01 par value; 100,000,000 shares
      authorized; 63,509,999 and 63,701,315 shares, respectively,
      issued and outstanding                                                      635              637
    Capital in excess of par value                                          1,186,109        1,186,762
    Retained deficit                                                       (1,511,148)      (1,622,498)
    Cumulative translation adjustment                                           7,629            6,541
                                                                        --------------   --------------
         TOTAL STOCKHOLDERS' DEFICIT                                         (316,775)        (428,558)
                                                                        --------------   --------------
                                                                             $208,345         $116,678
                                                                        ==============   ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          COMPUTERVISION CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended                     Nine Months Ended
                                                        -----------------------------------    ----------------------------------
                                                          September 29,       September 28,      September 29,    September 28,
                                                             1996               1997                1996              1997
                                                        ----------------   ----------------    ----------------  ----------------
SOFTWARE REVENUE
    Product                                                     $55,028            $18,637            $138,918           $61,886
    Services                                                     26,783             23,551              83,220            73,251
                                                        ----------------   ----------------    ----------------  ----------------
       Total Software Revenue                                    81,811             42,188             222,138           135,137
OTHER SERVICES REVENUE                                           41,442              8,889             133,307            82,224
                                                        ----------------   ----------------    ----------------  ----------------
       Total Revenue                                            123,253             51,077             355,445           217,361
COST OF SALES
    Software
        Product                                                   4,092              3,017              11,828             9,150
        Services                                                 16,278             14,538              48,362            47,603
    Other services                                               34,969              9,293             102,607            74,807
                                                        ----------------   ----------------    ----------------  ----------------
       Total Cost of Sales                                       55,339             26,848             162,797           131,560
                                                        ----------------   ----------------    ----------------  ----------------
GROSS PROFIT                                                     67,914             24,229             192,648            85,801
SELLING AND ADMINISTRATIVE EXPENSE
    Software                                                     29,721             21,489              85,156            77,875
    Other Services                                                5,643              1,345              17,651            11,788
RESEARCH, DEVELOPMENT AND
   ENGINEERING EXPENSE
    Software                                                      9,622              9,930              30,012            29,827
    Other Services                                                  175                131                 525               400
NON-RECURRING CHARGES
    Software                                                          0                  0                   0            45,000
    Other Services                                                    0                  0                   0             7,000
                                                        ----------------   ----------------    ----------------  ----------------
OPERATING INCOME (LOSS)
    Software                                                     22,098             (6,786)             46,780           (74,318)
    Other Services                                                  655             (1,880)             12,524           (11,771)
                                                        ----------------   ----------------    ----------------  ----------------
        Total Operating Income (Loss)                            22,753             (8,666)             59,304           (86,089)
INTEREST AND OTHER EXPENSE, NET                                   7,874              8,936              23,040            25,225
                                                        ----------------   ----------------    ----------------  ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                14,879            (17,602)             36,264          (111,314)
PROVISION FOR INCOME TAXES                                        1,785                                  4,349
                                                                                         -                                     -
                                                        ----------------   ----------------    ----------------  ----------------
NET INCOME (LOSS)                                               $13,094           ($17,602)            $31,915         ($111,314)
                                                        ================   ================    ================  ================
EARNINGS (LOSS) PER SHARE                                         $0.20             ($0.28)              $0.49            ($1.75)
                                                        ================   ================    ================  ================
WEIGHTED AVERAGE SHARES OUTSTANDING                              64,478             63,701              64,782            63,614
                                                        ================   ================    ================  ================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       COMPUTERVISION CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                             --------------------------------
                                                                             September 29,     September 28,
CASH FLOWS FROM (USED FOR) OPERATIONS                                            1996              1997
-------------------------------------------------------------------------    --------------    --------------
    Net Income (Loss)                                                              $31,915         ($111,314)
    Add items not requiring cash:
        Depreciation of property and equipment                                      16,037            10,235
        Amortization of intangibles                                                  1,482               584
        Amortization of finance costs and debt discounts                             2,185             2,797
        Provision for doubtful accounts                                                (31)               65
        Non-cash portion of non-recurring charge                                         0             6,634
    Gain on sale of CVSI                                                                 0            (1,255)
    Changes in assets and liabilities:
        Accounts receivable                                                        (23,180)           47,612
        Prepaid expenses and other                                                  (3,228)            1,680
        Accounts payable, accrued expenses and income taxes                        (45,267)            1,709
                                                                             --------------    --------------
            Cash flows used for continuing operations                              (20,087)          (41,253)
                                                                             --------------    --------------
INVESTING ACTIVITIES
-------------------------------------------------------------------------
    Expenditures for property and equipment                                         (7,929)           (6,387)
    Net proceeds from sale of CVSI                                                       0            30,100
    (Increase) decrease in other assets                                                464              (989)
    Acquisition                                                                          0            (1,600)
                                                                             --------------    --------------
        Total cash flows from (used for) investments                                (7,465)           21,124
                                                                             --------------    --------------
FINANCING ACTIVITIES
-------------------------------------------------------------------------
    Increase in notes payable                                                          260             8,368
    Payments on long-term borrowings                                                (1,615)             (818)
    Issuance of common stock under Employee Stock Purchase Plan                        308               173
    Issuance of common stock under Stock Option Plan                                 2,248               482
                                                                             --------------    --------------
       Total cash flows from financing activities                                    1,201             8,205
                                                                             --------------    --------------
    Foreign exchange impact on cash                                                 (1,141)             (693)
                                                                             --------------    --------------
    Net decrease in cash and cash equivalents                                      (27,492)          (12,617)
    Cash and cash equivalents at beginning of period                                50,979            38,565
                                                                             --------------    --------------
    Cash and cash equivalents at end of period                                     $23,487           $25,948
                                                                             ==============    ==============
    Supplementary data requirements:
        Cash interest paid                                                         $25,271           $21,664
        Cash taxes paid                                                               $625            $1,399

                The accompanying notes are an integral part of
                   these consolidated financial statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The unaudited results of operations for the quarter and nine months ended September 28, 1997 are not necessarily an indication of the results of operations for the full year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1996 included in the Company's Form 10-K, as filed on Form 8-K on November 12, 1997, where certain terms have been defined. All amounts are in thousands, except per share data.

(1) NOTES PAYABLE AND LONG-TERM DEBT

                                                 DECEMBER 31,    SEPTEMBER 28,
                                                    1996             1997
                                                 ------------    -------------
Notes payable:
  Notes Payable to Banks                           $  3,277        $  3,145
  Revolving Credit Arrangement                           --           8,500
                                                   --------        --------
    Total Notes Payable                            $  3,277        $ 11,645
                                                   ========        ========

Long-Term Debt:
  8% Convertible Subordinated Debentures,
   due 2009, net of unamortized discount
   of $17,456 and $16,524, and current
   portion of $5,500 and $5,500, respectively        31,154          32,086
  11 3/8% Senior Subordinated Notes, due 1999       175,000         175,000
  Other Long-Term Debt, less current portion
   of $1,111 and $1,234                              11,192          10,297
                                                   --------        --------
    Total Long-Term Debt, less current portion     $217,346        $217,383
                                                   ========        ========


Notes Payable to Banks

Notes payable to banks consist of borrowings by the Company's international subsidiaries under certain of the Company's lines of credit. Borrowings under such lines bear interest at prevailing or negotiated rates.

Revolving Credit Arrangement

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Due to a financial covenant violation which occurred in the first quarter of 1997, the Company amended and restated the Revolving Credit Facility on May 22, 1997, to reset the financial covenants to conform with the Company's revised business plan for 1997 and to implement a borrowing base limitation. Under the amended facility, the Company could borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Pursuant to the terms of the Revolving Credit Facility, the Company granted the lenders a security interest in all of the Company's U.S. assets.

As a result of the shortfall in revenue and the non-recurring charge of $45,000 in the quarter ended June 29, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility. The default was not waived by the lending banks. During the third quarter, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility, including cash collateralizing the letters of credit (see Note 3 "Sale of Business Unit") and has since terminated the agreement.

On September 3, 1997, the Company entered into a bridge loan facility with an affiliate of M.D. Sass Investors Services, Inc., a major shareholder of the Company, for a bridge term loan of $8,500. (See also Note 5 "Related Party Transactions".) In October 1997, the Company closed $17,500 in bridge financing with Foothill Capital Corporation ("Foothill"), a subsidiary of Norwest Corporation. A portion of the credit facility was used to repay the existing $8,500 bridge term loan. The $17,500 bridge financing is secured by the Company's assets and matures on November 15, 1997 and accrues interest at a rate of 12.5%. On November 11, 1997, the Company closed a $47,250 credit facility with Foothill, which is secured by all of the Company's assets and will have a term of 18 months. The Company used this facility to repay the $17,500 bridge financing. Of the $47,250 facility, $41,000 is subject to a fixed borrowing base which does not fluctuate, and the remainder is subject to available eligible accounts receivable. In addition to this proposed credit facility, the Company requires significant additional financing in order to meet its current obligations as they come due. If the Company were unable to secure such additional financing, it would be unable to meet its remaining principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements, which would have a material adverse effect on the Company's on-going operations and would adversely affect the solvency of the Company. No assurances can be given that the Company will be successful in securing such additional financing. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 4, 1997, the Company announced a definitive merger agreement with Parametric Technology Corporation ("PTC"), under which PTC will acquire the Company in a stock for stock transaction. Under the terms of the transaction, each share of the Company's common stock will be exchanged for 0.0866 shares of PTC common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax free reorganization. The agreement is subject to several conditions, including regulatory approvals and the approval of the Company's shareholders. If the merger is not consummated, the Company will have to either substantially curtail its business operations or seek protection under the bankruptcy laws.

Interest and Other Expense, net

Interest and Other Expense, net for the periods ended September 29, 1996 and September 28, 1997 consists of the following:

                                                   Three Months Ended                         Nine Months Ended
                                          --------------------------------------    --------------------------------------
                                            September 29,       September 28,        September 29,        September 28,
                                                1996                 1997                 1996                 1997
                                          ------------------   -----------------    -----------------    -----------------
Interest income                              $   (461)             $   (134)             $  (1,262)          $   (794)
Interest expense                                8,345                 8,909                 24,369             24,878
Other expense, net                                (10)                  161                    (67)             1,141
                                             --------              --------              ---------           --------
     Interest and other expense, net         $  7,874              $  8,936              $  23,040           $ 25,225
                                             ========              ========              =========           ========

(2) Non-recurring Charge

The results for the second quarter of 1997 include a non-recurring charge of $45,000, related primarily to the restructuring of the software business in order to reduce the costs in the business and improve operating results in future periods. Of the $45,000 non-recurring charge, $38,000 represents the cash portion and consists of primarily personnel reductions of approximately 300 positions and the closing of facilities. During the third quarter and first nine months of 1997, the Company paid out approximately $3,746 and $4,327, respectively, related to personnel reductions and facility closings.

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (approximately $4,360 related to personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman. During the third quarter and first nine months of 1997, the Company paid out approximately $618 and $2,251, respectively, related to personnel reductions and facility closings.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $1,875 and $6,449, respectively, during the third quarter and first nine months of 1997.

(3)   Sale of Business Unit

On July 18, 1997, the Company completed the sale of its Open Service Solutions business unit to CVSI. Inc. ("CVSI"). As a result of this transaction, the Company received $32,600 in cash, of which $7,600 was paid by M.D. Sass Investors Services, Inc. ("Buyer"), which owns 17% of the Company's outstanding common stock, for 76% of CVSI's Class A voting stock. The remaining $25,000 was paid to the Company by CVSI, and, in addition, the Company received a subordinated note from CVSI in the principal amount of $10,000. The Company will retain 24% of CVSI's Class A voting common stock and 100% of its Class B non-voting stock (to which it has currently assigned no value). The Buyer has been provided incentive options to purchase the remaining 24% Class A common stock held by the Company should it retire within the first year the $10,000 subordinated note as well as purchase all of the Class B non-voting stock for $15,000. In addition, the Company has agreed that if CVSI does not achieve certain specified levels of product revenues and operating margins from Computervision-initiated referrals, CVSI will have the option to purchase, at a nominal price, some or all of the remaining Class A stock held by the Company. In no instance can CVSI raise additional funds without first applying the proceeds to retire the $10,000 subordinated note and purchase Class B stock for $15,000. The Company used approximately $14,000 of the cash proceeds to pay outstanding borrowings under the Revolving Credit Facility. The remaining cash proceeds were used for transaction costs and other working capital needs. After related costs, the transaction resulted in a gain of $2,200. The Company recognized $1,255 of the gain in the third quarter of 1997 and expects to recognize the remaining $945 in the fourth quarter of 1997 upon the transferring of certain foreign assets.

Pro forma financial results assuming the transaction was completed as of January 1, 1996 are as follows:



                             Nine Months Ended      Twelve Months Ended
                             September 28, 1997      December 31, 1996
                             ------------------     -------------------
Revenue                          135,137                  302,815
Net Income (Loss)                (99,543)                  11,160
Earnings (Loss) per Share          (1.56)                    0.17


(4) Litigation

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. On September 23, 1997 the Delaware Chancery Court approved the settlement and the appeal period has expired without any appeal being filed. The initial distribution is scheduled to occur on December 4, 1997. The cut-off date for determination of the average price will be November 12, 1997 (15 business days before the distribution date). The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

(5) Related Party Transactions

On September 3, 1997, the Company entered into an $8,500 bridge loan facility with an affiliate of M.D. Sass Investors Services, Inc. ("M.D. Sass"). M.D. Sass owns 17% of the Company's outstanding common stock. Subsequent to quarter end, the $8,500 bridge loan facility was repaid.

On July 18, 1997, the Company sold its OSS business unit to CVSI, Inc. for $32,600, of which $7,600 was paid by M.D. Sass. M.D. Sass owns 17% of the Company's outstanding common stock. (See Note 3 "Sale of Business Unit".)

The Company recognized $11,200 of software product revenue from Peugeot SA during the quarter ended March 31, 1996. A member of senior management of Peugeot SA is also a director of the Company.

(6) Earnings Per Share

Fully diluted earnings per share for the three months ended September 28, 1997 would have been the same as primary earnings per share and, therefore, have not been presented separately.

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of January 1, 1996, there would have been no effect on the Company's reported earnings per share for the quarters and nine month periods ended September 28, 1997 and September 29, 1996.

(7) Reclassifications

Certain prior year balances in the financial statements have been reclassified to conform to the current year financial statement presentation.

(8) Subsequent Event

On November 4, 1997, the Company announced a definitive merger agreement with Parametric Technology Corporation ("PTC"), under which PTC will acquire the Company in a stock for stock transaction. Under the terms of the transaction, each share of the Company's common stock will be exchanged for 0.0866 shares of PTC common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax free reorganization. The agreement is subject to several conditions, including regulatory approvals and the approval of the Company's shareholders.

In connection with the execution of the merger agreement, the Company granted PTC an option to purchase up to 9,558,809 shares of newly issued Company common stock at a price of $4 per share, which equals 15% of the outstanding common stock of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands, Except Per Share Data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-Q for the three months ended September 28, 1997 and the Form 10-K as filed on Form 8-K on November 12, 1997, including the Factors That May Affect Future Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

Software Revenue and Gross Margins

Total software revenue for the third quarter of 1997 decreased $39,623 or 48%, as product revenue decreased $36,391 or 66% and service revenue decreased $3,232 or 12% from the corresponding period in 1996. For the nine month period ended September 28, 1997, total software revenue decreased $87,001 or 39%, as product revenue decreased $77,032 or 55% and service revenue decreased $9,969 or 12%. Total software revenue for the third quarter and first nine months of 1997 included unfavorable foreign exchange impacts of $441 and $2,386, respectively, attributable to product revenue, and $1,731 and $4,121, respectively, attributable to service revenue.

The decrease in software product revenue for both the third quarter and first nine months of 1997 was attributable in large part to the Company's failure to consummate several large EPD contracts, deterioration in its base business, and increasing customer concerns over its financial condition. In the comparable nine months in 1996, the Company's software product revenue included $27,000 related to a third quarter contract with Electronic Data Systems for product to the Rolls-Royce Aerospace Group and Allison Engine Company, and $11,200 related to a first quarter contract with Peugeot SA, including Automobiles Peugeot and Citroen. Revenue from the Company's product data management software products decreased $9,300 and $18,300, or 77% and 60%, respectively, for the three and nine month periods ended September 28, 1997. Revenue from CADDS software products decreased $25,600 and $52,300 or 66% and 57%, respectively, for the same periods. In addition, revenue from several older mechanical CAD software products continued to decline year over year, as planned.

The decrease in software service revenue for the three and nine month periods ended September 28, 1997 was due to an unfavorable foreign exchange impact and a decrease in maintenance and training revenue, offset in part by increased consulting revenue. The maintenance revenue decrease reflected primarily the impact of lower pricing on new products and upgrades within the existing customer base, as well as the impact of the shortfall in product revenue during 1997. The shortfall in product revenue during the first nine months of 1997 will continue to have an adverse effect on maintenance revenue in future quarters.

Software product margins for the third quarter and first nine months of 1997 were 83.8% and 85.2%, respectively, compared to 92.6% and 91.5%, respectively, for the corresponding periods in 1996. The decrease in software product margins primarily resulted from unabsorbed fixed costs due to lower revenue, increased sales of third party software, and increased royalties for software licensed from third parties. Software service margins for the third quarter and first nine months of 1997 were 38% and 35%, respectively, compared to 39% and 42%, respectively, for the corresponding periods in 1996. The decline in software service margin in 1997 primarily resulted from decreased maintenance margins, due to decreased maintenance revenue, offset in part by increased training and consulting margins.

Other Revenue and Gross Margins

On July 18, 1997, the Company completed the sale of the OSS business unit to CVSI, Inc. (See Note 3 "Sale of Business Unit" of the Notes to the Consolidated Financial Statements.)

Other services revenue (representing the OSS business unit) for the third quarter and first nine months of 1997 decreased $32,553 and $51,083 or 79% and 38%, respectively, from the corresponding periods in 1996 and included unfavorable period over period foreign exchange impacts of $706 and $3,506, respectively. The decrease in other services revenue was primarily due to the sale of the OSS business unit during the first month of the quarter.

Other services margins for the third quarter and first nine months of 1997 were
(5)% and 9%, respectively, compared to 16% and 23%, respectively, for the corresponding periods in 1996. The decrease in margins was primarily due to the sale of the OSS business unit during the first month of the quarter.

Selling and Administrative Expense

Total selling and administrative expense for the third quarter and first nine months of 1997 decreased $12,530 and $13,144, or 35% and 13%, respectively, from the corresponding periods in 1996. The decreases were primarily due to favorable foreign exchange impacts of $1,221 and $3,265, respectively, a $4,298 reduction in OSS third quarter selling and administrative expenses resulting from the sale of the OSS business unit, and the cost benefits associated with the recent restructurings, offset by decreased commissions received for third party hardware referrals.

Research, Development and Engineering Expense

Total research, development and engineering expense for the third quarter and first six months of 1997 was relatively flat with the corresponding periods in 1996, due to decreases resulting primarily from the cost benefits associated with the recent restructurings, offset by increases resulting from a second quarter business acquisition.

Non-recurring Charge

The results for the second quarter of 1997 include a non-recurring charge of $45,000, related primarily to the restructuring of the software business in order to reduce the costs in the business and improve operating results in future periods. Of the $45,000 non-recurring charge, $38,000 represents the cash portion and consists of primarily personnel reductions of approximately 300 positions and the closing of facilities. During the third quarter and first nine months of 1997, the Company paid out approximately $3,746 and $4,327, respectively, related to personnel reductions and facility closings.

The results for the first quarter of 1997 include a non-recurring charge of $7,000 related primarily to the reorganization of the OSS business as a stand alone business unit (approximately $4,360 related to personnel reductions of approximately 60 positions in OSS and the closing of facilities), as well as expenses incurred in connection with the terminated agreement to sell the OSS business to J.F. Lehman. During the third quarter and first nine months of 1997, the Company paid out approximately $618 and $2,251, respectively, related to personnel reductions and facility closings.

Of the $11,000 of restructuring costs included in the non-recurring charge of $14,500 recorded in the fourth quarter of 1996, the Company paid out approximately $1,875 and $6,449, respectively, during the third quarter and first nine months of 1997.

Interest and Other

Interest expense for the third quarter and first nine months of 1997 increased slightly from the corresponding periods in 1996, primarily due to a non-cash write-off. Other (income) expense for the third quarter and first nine months of 1997 and the corresponding periods of 1996 primarily relates to the Company's foreign currency hedging program, offset by the gain recorded on the sale of the OSS business unit during the third quarter of 1997.

Short-term Liquidity and Capital Resources

In 1995, the Company entered into a three-year, $50,000 credit facility (the "Revolving Credit Facility") with its lending banks. The Revolving Credit Facility provided for a revolving line of credit of $50,000 for working capital and for sinking fund payments on the Company's 8% Convertible Subordinated Debentures (unpaid principal balance of $54,110 at December 31, 1996), of which $20,000 is available for letters of credit. Due to a financial covenant violation which occurred in the first quarter of 1997, the Company amended and restated the Revolving Credit Facility on May 22, 1997, to reset the financial covenants to conform with the Company's revised business plan for 1997 and to implement a borrowing base limitation. Under the amended facility, the Company could borrow funds secured by the accounts receivable of the Company, Computervision Pty. Limited (Australia), Computervision SA (France), Computervision GmbH (Germany) and Computervision Limited (U.K.). Pursuant to the terms of the Revolving Credit Facility, the Company granted the lenders a security interest in all of the Company's U.S. assets.

As a result of the shortfall in revenue and the non-recurring charge of $45,000 in the quarter ended June 29, 1997, the Company was unable to satisfy certain of the financial covenants, as amended, under the Revolving Credit Facility. The default was not waived by the lending banks. During the third quarter, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility, including cash collateralizing the letters of credit (see Note 3 "Sale of Business Unit" of Notes to Consolidated Financial Statements) and the agreement has since been terminated.

On September 3, 1997, the Company entered into a bridge loan facility with an affiliate of M.D. Sass Investors Services, Inc., a major shareholder of the Company, for a bridge term loan of up to $8,500. The Company utilized the $8,500 bridge term loan to fund its primary third quarter requirements, including the August 15, 1997 $10,000 semi-annual interest payment on its outstanding Senior Subordinated Notes. In October 1997, the Company closed $17,500 in bridge financing with Foothill Capital Corporation ("Foothill"), a subsidiary of Norwest Corporation. A portion of the credit facility was used to repay the existing $8,500 bridge term loan. The $17,500 bridge financing is secured by the Company's assets and matures on November 15, 1997 and accrues interest at a rate of 12.5%. On November 11, 1997 the Company closed a $47,250 credit facility with Foothill, which is secured by all of the Company's assets and will have a term of 18 months. The Company used this facility to repay the $17,500 bridge financing. Of the $47,250 facility, $41,000 is subject to a fixed borrowing base which does not fluctuate, and the remainder is subject to available eligible accounts receivable. In addition to this proposed credit facility, the Company requires significant additional financing in order to meet its current obligations as they come due. If the Company were unable to secure such additional financing, it would be unable to meet its remaining principal short-term liquidity requirements, including debt service, restructuring payments, normal working capital and other cash requirements, which would have a material adverse effect on the Company's on-going operations and would adversely affect the solvency of the Company. No assurances can be given that the Company will be successful in securing such additional financing. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 4, 1997, the Company announced a definitive merger agreement with Parametric Technology Corporation ("PTC"), under which PTC will acquire the Company in a stock for stock transaction. Under the terms of the transaction, each share of the Company's common stock will be exchanged for 0.0866 shares of PTC common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax free reorganization. The agreement is subject to several conditions, including regulatory approvals and the approval of the Company's shareholders. If the merger is not consummated, the Company will have to either substantially curtail its business operations or seek protection under the bankruptcy laws.

Despite a significant reduction in the Company's long term indebtedness in 1995, the Company remains highly leveraged and has a stockholders' deficit. This indebtedness requires the Company to dedicate a significant portion of its cash flow from operations to service its indebtedness and makes the Company more vulnerable to unfavorable changes in general economic conditions.

A substantial portion of the Company's orders and shipments typically occur in the last two weeks of each quarter. Therefore, the timing of orders and shipments, including unexpected delays in receiving large orders, such as occurred in 1997, or competitors introducing new competitive products, could result in significant quarterly fluctuations in the Company's operating results and cash flow. Historically, the Company has experienced a seasonal decline in revenue in the first and third quarters of each fiscal year, primarily due to capital budgeting cycles and the European holiday schedule, respectively.

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

Operations and Investments

Cash and cash equivalents were $25,948 at September 28, 1997 compared with $38,565 at December 31, 1996. The decrease of $12,617 in cash and cash equivalents is primarily due to cash used for operations ($41,253) and cash used for the purchase of property and equipment ($6,387), offset by net proceeds from the sale of the OSS business unit ($30,100).

Legal

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. On September 23, 1997 the Delaware Chancery Court approved the settlement and the appeal period has expired without any appeal being filed. The initial distribution is scheduled to occur on December 4, 1997. The cut-off date for determination of the average price will be November 12, 1997 (15 business days before the distribution date). The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently involved in lawsuits which could have an adverse impact upon the Company's short-term liquidity and results of operations if unfavorable judgments are rendered against the Company. On July 23, 1997, the Company reached an agreement for settlement of the class action lawsuit commenced in March 1991 against the Company and certain individual defendants by Joseph and Josephine Dieter. As its contribution to the settlement fund, the Company has agreed to issue 2,712 shares of its common stock valued at $4 per share. The agreement provides for a reduction in the number of shares to be distributed in the event the average price exceeds $6 during the predistribution period. The settlement agreement also provides for an increase in the number of shares to be distributed to the plaintiffs in the event that the average price of the Company's common stock is less than $4 during the period prior to the distribution of the shares to the plaintiffs. On September 23, 1997 the Delaware Chancery Court approved the settlement and the appeal period has expired without any appeal being filed. The initial distribution is scheduled to occur on December 4, 1997. The cut-off date for determination of the average price will be November 12, 1997 (15 business days before the distribution date). The Company had previously provided for the settlement; therefore, the settlement will have no impact on the Company's results of operations.

Other than as described above, there have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form 10-K for the twelve months ended December 31, 1996.

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits.

Exhibit 10 - Material Contracts.

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

A report on Form 8-K was filed on September 9, 1997, to report the closing of a $8.5 million bridge loan facility with M.D. Sass Corporate Resurgence Partners, L.P..

A report on Form 8-K was filed on October 9, 1997, to report the appointment of Eugene M. Bullis as Chief Financial Officer of the Company.

A report on Form 8-K was filed on October 21, 1997, to report (a) the closing of a $14.5 million bridge credit facilty with Foothill Capital Corporation, a subsidiary of Norwest Corporation, and (b) preliminary revenues for the third quarter of 1997.

A report on Form 8-K was filed on October 29, 1997, to report the Company's financial results for the third quarter of 1997.

A report on Form 8-K was filed on November 5, 1997, to report that the Company entered into an Agreement and Plan of Reorganization with Parametric Technology Corporation ("PTC"), pursuant to which a wholly-owned subsidiary of PTC will be merged with and into the Company with the Company becoming a wholly-owned subsidiary of PTC.

A report on Form 8-K was filed on November 12, 1997, to report that the Company's independent auditors have reissued their original report on the December 31, 1996 financial statements and their original review report on the March 30, 1997 financial statements to include an explanatory paragraph that describes the substantial doubt about the Company's ability to continue as a going concern.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Computervision Corporation
                                             -------------------------------
                                             (Registrant)


Date:   November 12, 1997


                                              /S/ Eugene M. Bullis
                                              ------------------------------
                                              Eugene M. Bullis
                                              Senior Vice-President Finance and
                                              Chief Financial Officer

                                  Exhibit Index

10   Material Contracts

     (a) Operating Agreement between Computervision Corporation and CVSI, Inc., dated July 18, 1997.

     (b) Amendment of Management Retention Agreement between the Company and Barry F. Cohen, dated November 3, 1997.

     (c) Amendment of Management Retention Agreement between the Company and Kathleen A. Cote, dated November 3, 1997 and Consulting Agreement attached as Exhibit A.

     (d) Amendment of Management Retention Agreement between the Company and James E. Hayden, dated November 3, 1997.

     (e) Amendment of Management Retention Agreement between the Company and Rock Gnatovich, dated November 3, 1997.

     (f) Amendment of Management Retention Agreement between the Company and Anthony N. Fiore, Jr., dated November 3, 1997.

     (g) Amendment dated November 3, 1997 to the Employment Agreement between the Company and Eugene M. Bullis.

     (h) Amendment dated November 3, 1997 to the Employment Agreement between the Company and Russell E. Planitzer.

     (i) Amendment dated November 3, 1997 to the Amended and Restated Employment Agreement between the Company and Kathleen A. Cote.

     (j)  Amended and Restated Loan and Security Agreement between the
          Company, certain of its subsidiaries and Foothill Capital Corporation, dated November 11, 1997.

     (k) SAR Agreement between the Company and Foothill Capital Corporation, dated November 11, 1997.

     (l)  Letter Agreement dated October 3, 1997 between the Company and Eugene
          M. Bullis.

11(a) - Computervision Corporation - Calculation of Shares Used in Determining Earnings Per Share